Form 10-Q
period 1996-03-29
BEAR STEARNS SECURED INVESTORS INC
filed 1996-05-13
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from to ____
                                    --------


                         Commission File Number 33-26824


                       Bear Stearns Secured Investors Inc.
             (Exact name of registrant as specified in its charter)


                Delaware                                   13-3402173
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      1601 Elm Street
       Dallas, Texas                                         75201
      (Address of principal executive offices)              (Zip Code)




                                 (214) 754-8300
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]        No [ ]

       As of May 9, 1996, the latest practicable date, there were 100 shares of Common Stock, $1 par value, outstanding.

       THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                     BEAR STEARNS SECURED INVESTORS INC.


                                    INDEX

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Financial Condition at March 29, 1996
             (Unaudited) and June 30, 1995

             Statements of Operations (Unaudited) for the three-and nine-month periods ended March 29, 1996 and March 31, 1995

             Statements of Cash Flows (Unaudited) for the nine month periods ended March 29, 1996 and March 31, 1995

             Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 6.      Exhibits and Reports on Form 8-K

             Signature


                     BEAR STEARNS SECURED INVESTORS INC.
                      STATEMENTS OF FINANCIAL CONDITION
                                                      March 29,        June 30,
                                                         1996            1995
                                                      (Unaudited)

                                    ASSETS

Assets
   Cash and cash equivalents                          $     1,000    $     1,000
   Receivable from affiliates                          16,176,822     16,176,822
   Deferred organization costs                            711,514        711,514
             Total Assets                             $16,889,336    $16,889,336

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
  Payable to Parent                                    $16,556,914   $16,555,897
  Other liabilities                                        164,316       164,316
             Total Liabilities                          16,721,230    16,720,213


Stockholder's Equity
   Common stock, $.01 par value;
     1,000 shares authorized:
     100 shares outstanding                                      1             1
   Paid-in capital                                             999           999
   Retained earnings                                       167,106       168,123
             Total Stockholder's Equity                    168,106       169,123
             Total Liabilities and Stockholder's
               Equity                                  $16,889,336   $16,889,336

See accompanying notes to financial statements.

                          BEAR STEARNS SECURED INVESTORS INC.
                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                                             THREE MONTHS ENDED                     NINE MONTHS ENDED

                                         March 29,          March 31,          March 29,          March 31,
                                           1996               1995               1996               1995
Revenues
     Principal transactions             $  -                $  -              $   -               $56,587
     Management fee                        -                 1,732                -                 5,491
              Total revenues               -                 1,732                -                62,078

Expenses
      Other expenses                      951                1,965              1,866               6,687
Total expenses                            951                1,965              1,866               6,687

(Loss) income before (benefit)
  provision for income taxes             (951)                (233)            (1,866)             55,391

(Benefit) provision for income taxes     (433)                (209)              (849)             24,320

Net (loss) income                       $(518)               $ (24)           $(1,017)            $31,071


See accompanying notes to financial statements.

                        BEAR STEARNS SECURED INVESTORS INC.
                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                          March 29,             March 31,
                                                            1996                  1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                        $(1,017)             $     31,071
Adjustments to reconcile net (loss) income
  to cash (used in) provided by operating activities:
 Decrease (increase) in:
      Receivable from affiliates                                                16,008,322
      Other assets                                                                  (3,685)
 Decrease in:
     Current income taxes                                                         (318,520)
     Other liabilities                                                             (59,515)

Cash (used in)  provided by operating activities          (1,017)               15,657,673

CASH FLOWS FROM FINANCING ACTIVITIES
     Payable to Parent                                     1,017                (7,157,673)
     Dividend Paid                                                              (8,500,000)

Cash provided by (used in) financing activities            1,017               (15,657,673)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,000                     1,000

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 1,000              $      1,000


See accompanying notes to financial statements.


                     BEAR STEARNS SECURED INVESTORS INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1.     BASIS OF PRESENTATION

            The accompanying unaudited financial statements of Bear Stearns Secured Investors Inc. (the "Company") have been prepared pursuant to the Securities and Exchange Commission's rules and regulations. The financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

NOTE 2.     COLLATERALIZED MORTGAGE OBLIGATIONS

            During the nine months ended March 29, 1996 and March 31, 1995, the Company did not issue any collateralized mortgage obligations ("CMO's").

            The Company clears all of its security transactions relating to the purchase of the underlying collateral and issuance of CMO's through an affiliate. An affiliate also acts as the principal underwriter for the Company's CMO issuances.

NOTE 3.     COMMITMENTS AND CONTINGENCIES

            In the normal course of business, the Company has been named as a defendant in several lawsuits which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the results of operations or the financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The Company's principal business activity is the issuing of collateralized mortgage obligations ("CMO's") that are secured by mortgage-backed certificates, whole residential or commercial mortgage loans or participations therein, and in connection therewith, acquiring, owning, holding, and pledging mortgage-backed certificates, whole residential or commercial mortgage loans. The Company also derives revenues in its capacity as administrator during the life of the CMO transactions for which it originated and retained such obligation.

            The Company's net income and revenues reflects the impact of many factors in the issuance of CMO's, including securities market conditions, the level of volatility of interest rates, competitive conditions and the size and timing of transactions. In addition, results of operations for any particular interim period may not be indicative of results to be expected for a full year.

            The net loss for the third quarter of the fiscal year 1996 was $518, as compared with a net loss of $24 for the third quarter of fiscal year 1995. During the 1996 and 1995 fiscal quarters the Company did not issue any CMO's.

            The net loss for the nine months ended March 29, 1996 was $1,017, as compared with net income of $31,071 during the nine months ended March 31, 1995. During the nine months ended March 29, 1996 and March 31, 1995, the Company did not issue any CMO's. Net income for nine months ended March 31, 1995 was attributable to other income.

Part II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company has been served with a lawsuit filed in the United States District Court for the Southern District of New York. Plaintiff alleges that two Mortgage Pass- Through Certificates it purchased in 1993 were unsuitable for their account and that the risks associated with their purchase were not adequately disclosed. The lawsuit was settled and voluntarily dismissed with prejudice, pursuant to an Order of the Court, dated May 30, 1995.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                (27)   Financial Data Schedule

            (b) Reports on Form 8-K:

                No reports on Form 8-K have been filed during the period covered by this report.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Bear Stearns Secured Investors Inc.
                                                      (Registrant)




Date:       May 13, 1996                        By:   /s/William  J. Montgoris
                                                      William J. Montgoris
                                                      Secretary, Treasurer and
                                                      Chief Financial Officer

                       BEAR STEARNS SECURED INVESTORS INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION

     (27)             FINANCIAL DATA SCHEDULE