Form 10-K
period 1996-06-30
BEAR STEARNS SECURED INVESTORS INC
filed 1996-09-30
CIK 806741

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form l0-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1996

                                          or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____ to _____

                         Commission file number 33-26824

                       Bear Stearns Secured Investors Inc.
- -------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)


        Delaware                                      13-3402173
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                      1601 Elm Street, Dallas, Texas 75201
                                 (2l4) 754-8300
                     ----------------------------------------
                 (Address, Including Zip Code, and Telephone Number,
                  Including Area Code of Registrant's Executive Offices)


           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
   Title of each class                                    which registered

       None                                                     -

                Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 3, 1996.

            100 shares of Common Stock, par value $.01 per share


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                  PART I

ITEM 1 -   BUSINESS
           --------

          Bear Stearns Secured Investors Inc. (the "Company") was organized by, and is a direct wholly-owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on November 26, 1986.

          The Company was formed solely for the purpose of purchasing or acquiring mortgage-backed securities, whole residential or commercial mortgage loans or participations therein, and issuing and selling one or more series of Collateralized Mortgage Obligations ("CMO's") directly or through one or more trusts established by it. In connection therewith, the Company is authorized to acquire, own, hold, and pledge the various instruments collateralizing the CMO's.

          Each series of CMO's is collateralized by "fully modified pass-through" mortgage-backed certificates ("GNMA Certificates") guaranteed as to the full and timely payment of principal and interest by the Government National Mortgage Association, which guaranty is backed by the full faith and credit of the United States Government; by guaranteed mortgage pass-through certificates ("FNMA Certificates") issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association; by mortgage participation certificates ("FHLMC Certificates") issued and guaranteed as to timely payment of interest and ultimate payment of principal by the Federal Home Loan Mortgage Corporation (GNMA, FNMA and FHLMC Certificates are hereinafter referred to collectively as the "Certificates"); or by whole residential or commercial mortgage loans or participations therein.

          Distributions of principal of and interest on the Certificates pledged as collateral and, in some cases, the reinvestment income, thereon, are used to pay the debt service on the CMO's and administrative expenses. In connection with the issuance and sale of each series, it is the Company's intention to sell its beneficial interest in the residual cash flow remaining after the payment of debt service and administrative expenses, with the objective of ultimately divesting itself of all ownership interest in the underlying collateral.

          The Certificates are acquired by the Company from Bear, Stearns & Co. Inc. ("Bear Stearns"), an affiliate of the Company, simultaneously with the issuance and sale of the CMO's. The Company issues each series of CMO's through Bear Stearns acting as the principal underwriter in underwritten public offerings. The net proceeds from the offering of each series of CMO's are used to purchase the Certificates collateralizing the CMO's.

          In connection with the Company's activities in the origination and issuance of CMO's, the Company derives revenue in its capacity as administrator of various CMO issues during the outstanding life of the CMO transactions which it originated, pursuant to subservicing agreements with Bear Stearns.



ITEM 2 -   PROPERTIES
           ----------

          The Company owns no physical properties.


ITEM 3 -   LEGAL PROCEEDINGS
           -----------------

          The Company has been served with a lawsuit filed in the United States District Court for the Southern District of New York. Plaintiff alleges that two Mortgage Pass-Through Certificates it purchased in 1993 were unsuitable for their account and that the risks associated with their purchase were not adequately disclosed. The lawsuit was settled and voluntarily dismissed with prejudice, pursuant to an Order of the Court, dated May 30, 1995.


ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           Pursuant to General Instruction J of Form 10-K, the information required by Item 4 is omitted.


                                     PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

           There is no established public trading market for the common equity of the Company. All of the issued and outstanding shares of such common equity are owned by the Parent.


ITEM 6 -   SELECTED FINANCIAL DATA
           -----------------------

           Pursuant to General Instruction J of Form 10-K, the information required by Item 6 is omitted.


ITEM 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

           Net loss for the fiscal year ended June 30, 1996 was $1,504, as compared with net income of $30,916 for the fiscal year ended June 30, 1995. Net loss for the fiscal year ended June 30, 1996 is the result of operating expenses, while net income for the prior year reflects other income. The Company did not issue any CMO's during the fiscal year ended June 30, 1996 and 1995 due to unfavorable market conditions.

           On March 16, 1995 the Board of Directors declared an $8,500,000 cash dividend on the Company's Common Stock which was paid to its sole shareholder, The Bear Stearns Companies Inc., on March 27, 1995.


ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

           The financial statements required by this Item and included in this Report are listed in the index appearing on page F-1.

                               PART II

ITEM 9 -   CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           ---------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

           None

                                    PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 10 is omitted.

ITEM 11 -  EXECUTIVE COMPENSATION
           ----------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 11 is omitted.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 12 is omitted.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Pursuant to General Instruction J of Form 10-K, the information required by Item 13 is omitted.

                                     PART IV

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

           (a) List of Financial Statements, Financial Statement Schedules and Exhibits.

               Financial Statements
               --------------------

               The financial statements required to be filed hereunder are listed on Page F-1 hereof.

               Financial Statement Schedules
               -----------------------------

               The Financial Statement Schedules required to be filed hereunder are listed on Page F-1 hereof.

               Exhibits
               --------

               3.  Articles  of  Incorporation  and  by-laws,   incorporated  by
               reference to Exhibits 3.1 and 3.2, respectively, to Registration Statement on Form S-11 (No. 33-17021).


               4. Instruments defining the rights of security holders, including indentures:

                    (a) Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No. 33-10524).


                    (b) Series 1987-4 Supplement dated as of December 30, 1987 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(c) to Post-Effective Amendment No. 5 to Registration Statement on Form S-11 (No. 33-10524).

                    (c) Series 1987-5 Supplement dated as of January 27, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(d) to Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 33-10524).

                    (d) Series 1988-1 Supplement dated as of February 23, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(e) to Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No. 33-17021).

                    (e) Series 1988-2 Supplement dated as of March 29, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(f) to Post-Effective Amendment No. 5 to Registration Statement on Form S-11 (No. 33-17021).

                    (f) Series 1988-2 Supplement dated as of March 29, 1988, as amended and restated as of April 5, 1988, to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(g) to Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 33-17021).

                    (g) Series 1988-3 Supplement dated as of April 27, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(h) to Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 33-17021).

                    (h) Series 1988-4 Supplement dated as of October 27, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(i) to Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 33-17021).

                    (i) Series 1988-6 Supplement dated as of November 22, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(1) to Post-Effective Amendment No. 11 to Registration Statement on Form S-11 (No. 33-17021).

                    (j) Series 1988-7 Supplement dated as of November 29, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(m) to Post-Effective Amendment No. 12 to Registration Statement on Form S-11 (No. 33-17021).

                    (k) Series 1988-8 Supplement dated as of November 21, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(k) to Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (No. 33-17021).

                    (l) Series 1989-3 Supplement dated as of February 16, 1989, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(b) to Post-Effective Amendment No. 2 to Registration Statement on Form S-11 (No. 33-25464).

                    (m) Series 1991-1 Series Supplement dated as of July 29, 1991, between Bear Stearns Secured Investors Inc. and Texas Commerce Bank National Association, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(k) to Post-Effective Amendment No. 3 to Registration Statement on Form S-11 (No. 33-26824).

                    (n) Series 1991-2 Series Supplement dated as of December 30, 1991, between Bear Stearns Secured Investors Inc. and Texas Commerce Bank National Association, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(k) to Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No 33-26824)

                    (o) Series 1992-1 Series Supplement dated as of January 30, 1992, between Bear Stearns Secured Investors Inc. and Texas Commerce Bank National Association, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(k) to Post-Effective Amendment No. 5 to Registration Statement on Form S-11 (No 33-26824)

                    (p) Series 1992-2 Supplement dated as of July 30, 1992, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3 (a) to Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 33 -26824).

                    (q) Series 1993-1 Supplement dated as of June 18, 1993, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 33-26824).

                    (r) Series 1993-2 Supplement dated as of June 30, 1993, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Trust 1993-2 and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3
                    (a) to Post-Effective Amendment No. 2 to Registration Statement on Form S-11 (No. 33-48313).

                    (s) Series 1993-3 Supplement dated as of July 30, 1993, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Trust 1993-3 and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 3 to Registration Statement on Form S-11 (No. 33-48313).

                    (t) Series 1993-4 Supplement dated as of August 31, 1993, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Trust 1993-4 and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No. 33-48313).

                    (u) Series 1993-5 Supplement dated as of September 3, 1993, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Trust 1993-5 and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 5 to Registration Statement on Form S-11 (No. 33-48313).

                    (v) Series 1993-6 Supplement dated as of November 1, 1993, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Trust 1993-6 and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 33-48313).

                    (w) Series 1993-6 Supplement dated as of November 1, 1993, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Trust 1993-6 and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 33-48313).

                    (x) Series 1993-8 Supplement dated as of December 1, 1993, to the Indenture dated as of November 30, 1987, between Bear Stearns Secured Investors Trust 1993-8 and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 33-48313).

          27.  Financial Data Schedule

                    (b) Reports on Form 8-K

                    No reports on Form 8-K have been filed during the fiscal year ended June 30, 1996.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 1996.


                                          Bear Stearns Secured Investors Inc.
                                                     (Registrant)


                                    By: /s/ William J. Montgoris
                                        Secretary and Treasury and Principal
                                        Financial and  Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of September, 1996.


              Signatures                               Title



      /s/ Warren J. Spector               President and Chief Operating
        Warren J. Spector                 Officer; Director


      /s/ William J. Montgoris            Secretary and Treasurer
        William J. Montgoris              (Principal Financial and
                                              Accounting Officer)

                                                                      Page F-1
                       BEAR STEARNS SECURED INVESTORS INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page


Independent Auditors' Report                                            F-2

Statements of Financial Condition as of June 30, 1996 and 1995          F-3

Statements of  Operation the fiscal years ended
 June 30, 1996, 1995 and 1994                                           F-4

Statements of Changes in Stockholder's Equity for the fiscal
 years ended June 30, 1996, 1995 and 1994                               F-5

Statements of Cash Flows for the fiscal years ended
 June 30, 1996, 1995 and 1994                                           F-6


Notes to Financial Statements                                           F-7




     Financial Statement Schedules are omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

                                                                      Page F-2

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder,
      Bear Stearns Secured Investors Inc.:

We have audited the accompanying statements of financial condition of Bear Stearns Secured Investors Inc. (a wholly owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1996 and 1995, and the related statements of income, cash flows, and changes in stockholder's equity for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Secured Investors Inc. at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
New York, New York
September 20, 1996

                       BEAR STEARNS SECURED INVESTORS INC.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                           Page F-3
                                                         June 30,           June 30,
                                                           1996               1995
                                     ASSETS
Assets
     Cash and cash equivalents                         $     1,000        $     1,000
     Receivable from affiliates                         16,176,822         16,176,822
     Deferred organization costs                           711,514            711,514
                                                       -----------        -----------
               Total Assets                            $16,889,336        $16,889,336
                                                       ===========        ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities
     Payable to Parent                                 $16,557,387        $16,555,897
     Other liabilities                                     164,330            164,316
                                                       -----------        -----------
            Total Liabilities                           16,721,717         16,720,213
                                                       -----------        -----------


Stockholder's Equity
     Common stock, $.01 par value;
          1,000 shares authorized;
          100 shares outstanding                                 1                  1
     Paid-in capital                                           999                999
     Retained earnings                                     166,619            168,123
                                                       -----------        -----------
               Total Stockholder's Equity                  167,619            169,123
                                                       -----------        -----------

          Total Liabilities  and
             Stockholder's Equity                      $16,889,336        $16,889,336
                                                       ===========        ===========



See notes to financial statements.


                                                                       Page F-4

                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF OPERATIONS



                                                  Fiscal Year Ended
                                     June 30,        June 30,          June 30,
                                      1996             1995              1994
                                      ----             ----              ----
Revenues
     Principal Transactions          $  --           $ 56,588        $13,713,920
     Management fees                    --              6,057             12,779
                                     -------         ---------       -----------

        Total revenues                   --            62,645         13,726,699
                                     -------         ---------       -----------
Expenses
     Other expenses                    2,734            7,533             17,978
                                     --------        ---------       -----------

        Total expenses                 2,734            7,533             17,978
                                     --------        ---------       -----------

(Loss) income (benefit) before
provision for income taxes            (2,734)          55,112         13,707,721


(Benefit) provision for income taxes  (1,230)          24,196          6,045,172
                                     --------        --------        -----------

Net (loss) income                    $(1,504)        $ 30,916        $ 7,663,549
                                     =======         ========        ===========



See notes to financial statements.

                                                                      Page F-5

                       BEAR STEARNS SECURED INVESTORS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY




                                      Common Stock        Paid-in      Retained
                                        $.01 Par          Capital      Earnings
                                          Value


Balance, June 30, 1994                   $    1           $999        $ 8,637,207

Net income                                                                 30,916


Dividend declared                                                      (8,500,000)
                                         ------          -----        ------------

Balance, June 30, 1995                        1           999             168,123


Net loss                                                                   (1,504)
                                         ------          -----        ------------
Balance, June 30, 1996                   $    1          $999         $   166,619
                                         ======          =====        ============




See notes to financial statements.

                                                                      Page F-6
                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS


                                                       Fiscal  Year  Ended
                                                   -----------------------------
                                                June 30,      June 30,        June 30,
                                                  1996          1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income                              $ (1,504)    $    30,916     $ 7,663,549
(Increases) decrease in:
   Receivable from Parent                                                       348,834
   Receivable from affiliates                                  (168,500)     14,846,805)
   Deferred organization costs                                                 (395,242)
(Decreases) increases in:
   Income taxes payable                                        (318,520)        169,015
   Payable to Parent                              1,490       8,851,303       7,704,594
   Other liabilities                                 14         104,801        (643,945)
                                                -------     ------------    ------------
Cash provided by operating activities              -          8,500,000           -
                                                -------     ------------    ------------

   CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                              -        (8,500,000)          -
                                                -------     ------------    ------------
    Cash used in financing activities               -        (8,500,000)        -
                                                -------     ------------    ------------
   CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                             1,000           1,000           1,000
                                                -------     ------------    ------------
   CASH AND CASH EQUIVALENTS,
    END OF YEAR                                $  1,000     $     1,000     $     1,000
                                                =======     ============    ============




See notes to financial statements.



                                                                      Page F-7
                       BEAR STEARNS SECURED INVESTORS INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 1.    Organization

           Bear Stearns Secured Investors Inc. (the "Company") a direct wholly-owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the "Parent") was organized on November 26, 1986 as a Delaware corporation. The Company's sole purpose is to issue and sell one or more series of collateralized mortgage obligations ("CMO's") directly or through one or more trusts established by it. In connection therewith, the Company provides management and administrative services after the issuance of each CMO issued.

           The Company's activities are limited to issuing CMO's that will be collateralized by mortgage-backed certificates, whole residential or commercial mortgage loans or participations therein, and, in connection therewith, acquiring, owning, holding and pledging mortgage-backed certificates, whole loans or commercial mortgage loans.

Note 2.    Summary of Significant Accounting Policies

           The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           The Company's policy is to record the securitization and issuance of CMO's and the related sale of all of its remaining beneficial ownership interest in the residual cash flow attributable to each series of CMO's as a sale of assets. The resultant gain or loss reflects the net proceeds from the CMO issuance and the sale of the beneficial ownership interest less the cost of the underlying collateral and is reflected as principal transaction revenues. Deferred organization costs associated with the issuance of the CMO's are prepaid issue expenses which are included as a component of the gain or loss upon the sale of the CMO's.

           The Company's policy is to sell all of its beneficial ownership interest in each CMO series issued directly or through one or more trusts established by it. Accordingly, as the Company no longer retains an economic interest in the underlying collateral, the assets and liabilities related to each CMO series are not reflected on the Company's Statement of Financial Condition.

           Management fee income received for the management and administration of the various CMO issues is recognized into income when earned.

           The Company is included in the consolidated federal income tax return of the Parent. Income tax expense is computed on a separate company basis. The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109,

                                                                      Page F-8
                       BEAR STEARNS SECURED INVESTORS INC.
                          NOTES TO FINANCIAL STATEMENTS




Note 2.   Summary of Significant Accounting Policies (continued)

          deferred income taxes are provided based upon the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, deferred income taxes are determined using the enacted tax rates and laws which will be in effect when the related temporary differences are expected to be reversed.

          For purposes of reporting cash flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business.

Note 3.   Collateralized Mortgage Obligations

          During the fiscal year ended June 30, 1996 and 1995 the Company did not issue any CMO's.

Note 4.   Income Taxes

          The difference between the Company's effective tax rate and the statutory federal income tax rate is the effect of state and local income taxes.

Note 5.   Related Party Transactions

          The Company clears all of its securities transactions relating to the purchase of the underlying collateral and issuance of CMO's through an affiliate. An affiliate also acts as the principal underwriter for the Company's CMO issuances.

          In connection with the Company's CMO issuances and pursuant to subservicing agreements with an affiliate, the Company earns management fee income in its capacity as administrator of certain CMO issues during the outstanding life of the CMO transactions which it originated.

          The Company clears all of its securities transactions relating to the purchase of the underlying collateral and issuance of CMO's through an affiliate. An affiliate also acts as the principal underwriter for the Company's CMO issuances. In connection with such issuances for the year ended June 30, 1994, the affiliate received underwriting discounts of approximately $3,950,300. Substantially all of the Company's operating expenses, such as office space and general and administrative expenses, are borne by an affiliate.