Form 10-Q
period 1996-09-27
BEAR STEARNS SECURED INVESTORS INC
filed 1996-11-12
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                    Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 27, 1996

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

                       BEAR STEARNS SECURED INVESTORS INC.


                                      INDEX





                        Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Financial Condition at September 27, 1996 (Unaudited) and June 30, 1996

          Statements of Operations (Unaudited) for the three month periods ended September 27, 1996 and September 29, 1996

          Statements of Cash Flows (Unaudited) for the three month periods ended September 27, 1996 and September 29, 1995

          Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        Part II. OTHER INFORMATION


Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

               Signature

                       BEAR STEARNS SECURED INVESTORS INC.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                           September 27,             June 30,
                                                                                1996                   1996
                                                                            (Unaudited)

                               ASSETS

Assets
   Cash and cash equivalents                                              $         1,000        $        1,000
   Receivable from affiliates                                                  16,176,822            16,176,822
   Deferred organization costs                                                    711,514               711,514
             Total Assets                                                     $16,889,336           $16,889,336


                      LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities
  Payable to Parent                                                           $16,557,976           $16,557,387
  Other liabilities                                                               164,330               164,330
             Total Liabilities                                                 16,722,306            16,721,717


Stockholder's Equity
   Common stock, $.01 par value;
     1,000 shares authorized:
     100 shares outstanding                                                             1                     1
   Paid-in capital                                                                    999                   999
   Retained earnings                                                              166,030               166,619
             Total Stockholder's Equity                                           167,030               167,619
             Total Liabilities and Stockholder's
               Equity                                                         $16,889,336           $16,889,336



See accompanying notes to financial statements.

                                            BEAR STEARNS SECURED INVESTORS INC.
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                                  Three Months Ended
                                                                    September 27,          September 29,
                                                                         1996                   1995
Expenses
     Other expenses                                                $     1,073          $        372
     Total expenses                                                $     1,073          $        372


Loss before benefit from income taxes                                  (1,073)                 (372)

Benefit from income taxes                                                (484)                 (155)


Net loss                                                          $      (589)          $      (217)





See accompanying notes to financial statements.


                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                     Three Months Ended
                                                                                September 27,        September 29,
                                                                                    1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $   (589)           $   (217)
              Cash used in operating activities                                      (589)               (217)


CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to Parent                                                                589                 217
              Cash provided by financing activities                                    589                 217


Cash and cash equivalents, beginning of period                                       1,000               1,000

Cash and cash equivalents, end of period                                          $  1,000           $   1,000


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

          The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.   Collateralized Mortgage Obligations

          During the three months ended  September  27, 1996 and  September  29,
          1995,   the  Company  did  not  issue  any   collateralized   mortgage
          obligations ("CMO's").

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

          The net loss for the first quarter of the fiscal year 1996 was $589, as compared with a net loss of $217 for the first quarter of fiscal year 1995. During the 1996 and 1995 fiscal quarters the Company did not issue any CMO's.



Part II.    OTHER INFORMATION


Item 1.     Legal Proceedings

            None


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 None

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



                                        Bear Stearns Secured Investors Inc.
                                                    (Registrant)




Date:    November 6, 1996                 By:   /s/William  J. Montgoris
                                                William J. Montgoris
                                                Secretary, Treasurer and
                                                Chief Financial Officer

                   BEAR STEARNS SECURED INVESTORS INC.

                          FORM 10-Q

                         EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

   (27)           FINANCIAL DATA SCHEDULE