Form 10-Q
period 1996-12-31
BEAR STEARNS SECURED INVESTORS INC
filed 1997-02-14
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                       Form 10-Q

         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1996

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

                         BEAR STEARNS SECURED INVESTORS INC.

                                   INDEX





                        Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Financial Condition at December 31, 1996 (Unaudited) and June 30, 1996

          Statements of Operations (Unaudited) for the three months and six months ended December 31, 1996 and December 31, 1995

          Statements of Cash Flows (Unaudited) for the six month periods ended December 31, 1996 and December 31, 1995

          Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION


Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signature


                       BEAR STEARNS SECURED INVESTORS INC.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                            December 31,             June 30,
                                                                                1996                   1996
                                                                            (Unaudited)
                                                      ASSETS

Assets
   Cash and cash equivalents                                              $         1,000        $        1,000
   Receivable from affiliates                                                  16,176,822            16,176,822
   Deferred organization costs                                                    711,514               711,514
             Total Assets                                                     $16,889,336           $16,889,336


                                       LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities
  Payable to Parent                                                           $16,559,657           $16,557,387
  Other liabilities                                                               164,312               164,330
             Total Liabilities                                                 16,723,969            16,721,717


Stockholder's Equity
   Common stock, $.01 par value;
     1,000 shares authorized:
     100 shares outstanding                                                             1                     1
   Paid-in capital                                                                    999                   999
   Retained earnings                                                              164,367               166,619
             Total Stockholder's Equity                                           165,367               167,619
             Total Liabilities and Stockholder's
               Equity                                                         $16,889,336           $16,889,336



See accompanying notes to financial statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended                        Six Months Ended
                                                 December 31,       December 31,          December 31,        December 31,
                                                     1996               1995                  1996                1995
Expenses
     Other expenses                                $ 2,944            $ 543                $  4,016              $  915
     Total expenses                                $ 2,944            $ 543                $  4,016              $  915


Loss before benefit from income taxes               (2,944)             (543)                (4,016)               (915)

Benefit from income taxes                           (1,280)             (261)                (1,764)              (416)


Net loss                                            (1,664)           $(282)               $(2,252)             $(499)


See accompanying notes to financial statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                              December 31,          December 31,
                                                                                  1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $ (2,252)             $  (499)
Decrease in other liabilities                                                       (18)
              Cash used in operating activities                                  (2,270)                (499)


CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to Parent                                                           2,270                  499
              Cash provided by financing activities                               2,270                  499


Cash and cash equivalents, beginning of period                                    1,000                1,000

Cash and cash equivalents, end of period                                       $  1,000               $1,000


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

Note 2.           Collateralized Mortgage Obligations

                  During the six months ended December 31, 1996, 1995, the Company did not issue any collateralized mortgage obligations ("CMO's").

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

          The net loss for the second quarter of the fiscal year 1997 was $1,664, as compared with a net loss of $282 for the second quarter of fiscal year 1996. During the 1997 and 1996 fiscal quarters the Company did not issue any CMO's.

          The net loss for the six months ended December 31, 1996 was $2,252, as compared with net loss of $499 during the six months ended December 31, 1995. During the six months ended December 31, 1996 and December 31, 1995, the Company did not issue any CMO's.


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



                                           Bear Stearns Secured Investors Inc.
                                                     (Registrant)




Date:    February 6, 1997               By:/s/William  J. Montgoris
                                              William J. Montgoris
                                              Secretary, Treasurer and
                                              Chief Financial Officer