Form 10-Q
period 1997-03-27
BEAR STEARNS SECURED INVESTORS INC
filed 1997-05-09
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 1997

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

                       BEAR STEARNS SECURED INVESTORS INC.


                                    INDEX





                        Part I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Financial Condition at March 27, 1997 (Unaudited) and June 30, 1996

               Statements of Operations (Unaudited) for the three months and nine months ended March 27, 1997 and March 29, 1996

               Statements of Cash Flows (Unaudited) for the nine month periods ended March 27, 1997 and March 29, 1996

               Notes to Financial Statements (Unaudited)

Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations


                        Part II. OTHER INFORMATION


Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

               Signature



                                        BEAR STEARNS SECURED INVESTORS INC.
                                         STATEMENTS OF FINANCIAL CONDITION




                                                                               March 27,               June 30,
                                                                                 1997                   1996
                                                                             (Unaudited)
                                                      ASSETS


Assets
   Cash and cash equivalents                                                  $     1,000           $     1,000
   Receivable from affiliates                                                  16,176,822            16,176,822
   Deferred organization costs                                                    711,514               711,514
                                                                              -----------           -----------
             Total Assets                                                     $16,889,336           $16,889,336
                                                                              ===========           ===========

                                       LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities
  Payable to Parent                                                           $16,562,805           $16,557,387
  Other liabilities                                                               164,314               164,330
                                                                              -----------           -----------
             Total Liabilities                                                 16,727,119            16,721,717
                                                                              -----------           -----------

Stockholder' Equity
   Common stock, $.01 par value;
     1,000 shares authorized:
     100 shares outstanding                                                             1                     1
   Paid-in capital                                                                    999                   999
   Retained earnings                                                              161,217               166,619
                                                                              -----------            ----------
             Total Stockholder's Equity                                           162,217               167,619
                                                                              -----------            ----------
             Total Liabilities and Stockholder's
               Equity                                                         $16,889,336           $16,889,336
                                                                              ===========           ===========



See accompanying notes to financial statements.




                                            BEAR STEARNS SECURED INVESTORS INC.
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)




                                                    Three Months Ended                        Nine Months Ended
                                                  March 27,          March 29,              March 27,           March 29,
                                                     1997               1996                  1997                1996

Expenses
     Other expenses                                $ 5,615            $ 951                $ 9,632              $  1,866
                                                   ----------         -------              ----------           -----------
     Total expenses                                  5,615              951                  9,632                 1,866
                                                   ----------         -------              ----------           -----------


Loss before benefit from income taxes               (5,615)            (951)                (9,632)               (1,866)

Benefit from income taxes                           (2,466)            (433)                (4,230)                 (849)
                                                   ----------         -------             ----------            ---------


Net loss                                           $(3,149)           $(518)               $(5,402)             $ (1,017)
                                                   ==========         =======              =========            =========




See accompanying notes to financial statements.






                                          BEAR STEARNS SECURED INVESTORS INC.
                                               STATEMENTS OF CASH FLOWS
                                                      (Unaudited)





                                                                                 Nine Months Ended
                                                                               March 27,            March 29,
                                                                                  1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $(5,402)             $(1,017)
Decrease in other liabilities                                                      (16)
                                                                                ----------          ----------
              Cash used in operating activities                                 (5,418)              (1,017)
                                                                                ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to Parent                                                          5,418                1,017
                                                                                ---------           ---------
              Cash provided by financing activities                              5,418                1,017


Cash and cash equivalents, beginning of period                                   1,000                1,000
                                                                                ---------           ---------

Cash and cash equivalents, end of period                                        $1,000              $ 1,000
                                                                                =========           =========



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

Note 2.   Collateralized Mortgage Obligations

          During the nine months ended March 27, 1997, 1996, the Company did not issue any collateralized mortgage obligations ("CMO's").

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

          The net loss for the third quarter of the fiscal year 1997 was $3,149, as compared with a net loss of $518 for the third quarter of fiscal year 1996. During the 1997 and 1996 fiscal quarters the Company did not issue any CMO's.

          The net loss for the nine months ended March 27, 1997 was $5,402, as compared with net loss of $1,017 during the nine months ended March 29, 1996. The net loss for the three months ended March 27, 1997 and March 29, 1997 was $3,149 and $518, respectively. During the nine months ended March 27, 1997 and March 29, 1996, the Company did not issue any CMO's.

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



                                            Bear Stearns Secured Investors Inc.
                                                       (Registrant)




Date:    May 9, 1997                        By: /s/William  J. Montgoris
                                                   William J. Montgoris
                                                   Secretary, Treasurer and
                                                   Chief Financial Officer