Form 10-Q
period 1997-09-26
BEAR STEARNS SECURED INVESTORS INC
filed 1997-11-10
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 26, 1997

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
  (State or other jurisdiction of      (I.R.S.   Employer   Identification
No.)incorporation or organization)

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

                    BEAR STEARNS SECURED INVESTORS INC.


                                   INDEX




Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Financial Condition at September 26, 1997 Unaudited) and June 30, 1996

               Statements of Operations (Unaudited) for the three months ended September 26, 1997 and September 27, 1996

               Statements of Cash Flows (Unaudited) for the three months ended September 26, 1997 and September 27, 1996

               Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION


Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

               Signature




                                        BEAR STEARNS SECURED INVESTORS INC.
                                         STATEMENTS OF FINANCIAL CONDITION


                                                                           September 26,             June 30,
                                                                                1997                   1997
                                                                            (Unaudited)


Assets
   Cash and cash equivalents                                                $       1,000          $      1,000
   Receivable from affiliates                                                  16,176,822            16,176,822
   Deferred organization costs                                                    462,201               611,514
                                                                          ---------------       ---------------
             Total Assets                                                   $  16,640,023          $ 16,789,336
                                                                               ==========            ==========

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
  Payable to Parent                                                         $  16,463,293          $ 16,520,993
  Other liabilities                                                               165,000               164,312
                                                                          ---------------       ---------------
             Total Liabilities                                                 16,628,293            16,685,305
                                                                          ---------------       ---------------

Stockholder's Equity
   Common stock, $.01 par value;
     1,000 shares authorized:
     100 shares outstanding                                                             1                     1
   Paid-in capital                                                                    999                   999
   Retained earnings                                                               10,730               103,031
                                                                          ---------------       ---------------
             Total Stockholder's Equity                                            11,730               104,031
             Total Liabilities and Stockholder's
                                                                          ---------------       ---------------
               Equity                                                       $  16,640,023          $ 16,789,336
                                                                               ==========            ==========

See accompanying notes to financial statements.



                                            BEAR STEARNS SECURED INVESTORS INC.
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                                        Three Months Ended
                                                                   September 26,         September 27,
                                                                        1997                 1996

Expenses
     Other expenses                                                 $    163,424        $     1,073
                                                                      ------------         ---------
     Total expenses                                                      163,424              1,073
                                                                      ------------         ---------


Loss before benefit from income taxes                                   (163,424)            (1,073)

Benefit from income taxes                                                (71,123)              (484)
                                                                      ------------          ---------


Net loss                                                             $   (92,301)        $     (589)
                                                                         ========             ======




See accompanying notes to financial statements.








                                          BEAR STEARNS SECURED INVESTORS INC.
                                               STATEMENTS OF CASH FLOWS
                                                      (Unaudited)




                                                                                  Three Months Ended
                                                                             September 26,      September 27,
                                                                                 1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $  (92,301)           $   (589)
Decrease in deferred organization costs                                          149,313
Increase in other liabilities                                                        688
                                                                                ----------           ---------
              Cash provided by (used in) operating activities                     57,700                (589)
                                                                                ----------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to Parent                                                          (57,700)                589
                                                                                                     ---------
                                                                              -----------
              Cash (used in) provided by financing activities                    (57,700)                589
                                                                                                      -------
                                                                              -----------

Cash and cash equivalents, beginning of period                                     1,000               1,000
                                                                                ---------            --------

Cash and cash equivalents, end of period                                      $    1,000            $  1,000
                                                                                  ======               =====






See accompanying notes to financial statements.






                           BEAR STEARNS SECURED INVESTORS INC.
                               NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)



Note 1.           Organization

Bear Stearns Secured Investors Inc. (the 'Company') a direct wholly-owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the 'Parent') was organized on November 26, 1986 as a Delaware corporation. The Company's sole purpose is to issue and sell one or more series of collateralized mortgage obligations ('CMO's') directly or through one or more trusts established by it. In connection therewith, the Company provides management and administrative services after the issuance of each CMO issued.

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

Note 2.           Collateralized Mortgage Obligations

During the three months ended September 26, 1997, the Company did not issue any collateralized mortgage obligations ("CMO's").

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

The net loss for the first quarter of the fiscal year 1997 was $92,301 as compared with a net loss of $589 for the first quarter of fiscal year 1996. During the 1997 and 1996 fiscal quarters the Company did not issue any

Part II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                             None

                  (b)      Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the period covered by this report

                                                     SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Bear Stearns Secured Investors Inc.
                                      (Registrant)




Date:    November 5, 1997  By: /s/William  J. Montgoris
                                 William J. Montgoris
                                 Secretary, Treasurer and
                                 Chief Financial Officer

                                SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Bear Stearns Secured Investors Inc.
                                         (Registrant)




Date:    November 5, 1997  By:
                                        William J. Montgoris
                                        Secretary, Treasurer and
                                        Chief Financial Officer