Form 10-K
period 1997-06-30
BEAR STEARNS SECURED INVESTORS INC
filed 1997-11-17
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to

                         Commission file number 33-26824

                       Bear Stearns Secured Investors Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-3402173
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                      1601 Elm Street, Dallas, Texas 75201
                                 (2l4) 754-8300
               (Address, Including Zip Code, and Telephone Number,
             Including Area Code of Registrant's Executive Offices)


Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
              Title of each class                 which registered

                     None                                  -

Securities registered pursuant to Section 12(g) of the Act:

                                                       None
                                                 (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 1, 1997.

             100 shares of Common Stock, par value $.01 per share


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

ITEM 1 -       BUSINESS

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



ITEM 2 -       PROPERTIES

               The Company owns no physical properties.

ITEM 3 -       LEGAL PROCEEDINGS

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

                On March 16, 1995 the Board of Directors declared an $8,500,000 cash dividend on the Company's Common Stock which was paid to the Parent on March 27, 1995.


ITEM 6 -       SELECTED FINANCIAL DATA

               Pursuant to General Instruction J of Form 10-K, the information required by Item 6 is omitted.


ITEM 7 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               The Company incurred net loss for the fiscal years ended June 30,
                1997  and  1996  in  the   amounts   of  $63,588   and   $1,504,
                respectively. Net loss for both fiscal years 1997 and 1996 is the result of operating expenses. The Company did not issue any CMO's during the fiscal year ended June 30, 1997 and 1996 due to unfavorable market conditions.


ITEM 8 -       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The financial statements required by this Item and included in this Report are listed in the index appearing on page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                                      PART IV

ITEM 14 -      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) List of Financial Statements, Financial Statement Schedules and Exhibits.

                Financial Statements

               The financial statements required to be filed hereunder are listed on Page F-1 hereof.

               Financial Statement Schedules

               The Financial Statement Schedules required to be filed hereunder are listed on Page F-1 hereof.

               Exhibits

3. Articles of Incorporation and by-laws,  incorporated by reference to Exhibits
3.1 and 3.2,respectively, to Registration Statement on Form S-11 (No. 33-17021).

                                                      PART IV


ITEM 14 -      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               (continued)


4. Instruments defining the rights of security holders, including indentures:

          (a) Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(a) to Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No. 33-10524).
          3. Exhibits (continued)

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

               (b)     Reports on Form 8-K

               No reports on Form 8-K have been filed during the fiscal year ended June 30, 1997.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of September, 1997.


                                        Bear Stearns Secured Investors Inc.
                                                    (Registrant)


                                       By: /s/ William J. Montgoris
                                           Secretary and Treasury and Principal
                                           Financial and  Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of September, 1997.


                 Signatures                               Title



         /s/ Warren J. Spector               President and Chief Operating
           Warren J. Spector                 Officer; Director


         /s/ William J. Montgoris            Secretary and Treasurer
                                             William J. Montgoris
                                             (Principal Financial and Accounting
                                             Officer)

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of September, 1997.


                                       Bear Stearns Secured Investors Inc.
                                                   (Registrant)


                                       By:
                                          William J. Montgoris
                                          Secretary and Treasury and Principal
                                          Financial and Accounting Officer





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of September, 1997.


                 Signatures
                                             Title


                                President and Chief Operating
         Warren J. Spector      Officer; Director


                                 Secretary and Treasurer
         William J. Montgoris   (Principal Financial and Accounting
                                 Officer)

                                        BEAR STEARNS SECURED INVESTORS INC.

                                           INDEX TO FINANCIAL STATEMENTS






Independent Auditors' Report                                              F-1

Statements of Financial Condition as of June 30, 1997 and 1996            F-3

Statements of Operation for the fiscal years ended
 June 30, 1997, 1996 and 1995                                             F-4

Statements of Changes in Stockholder's Equity for the fiscal
 years ended June 30, 1997 and 1996                                       F-5

Statements of Cash Flows for the fiscal years ended
 June 30, 1997, 1996 and 1995                                             F-6


Notes to Financial Statements                                             F-7




        Financial Statement Schedules are omitted because they are inapplicable or the information is included in the financial statements or notes thereto.



















                                                                  Page F-1

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder,
Bear Stearns Secured Investors Inc.:

We have audited the accompanying statements of financial condition of Bear Stearns Secured Investors Inc. (a wholly-owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1997 and 1996, and the related statements of income, cash flows, and changes in stockholder's equity for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Secured Investors Inc. at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



September 2, 1997





















                                        BEAR STEARNS SECURED INVESTORS INC.
                                         STATEMENTS OF FINANCIAL CONDITION




                                                                                      June 30,          June 30,
                                                                                        1997              1996
                                                      ASSETS
Assets
     Cash and cash equivalents                                                        $     1,000       $     1,000
     Receivable from affiliates                                                        16,176,822        16,176,822
     Deferred organization costs                                                          611,514           711,514
               Total Assets                                                           $16,789,336       $16,889,336
                                                                                       ==========        ==========

                                       LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities
     Payable to Parent                                                                $16,520,993       $16,557,387
     Other liabilities                                                                    164,312           164,330
            Total Liabilities                                                          16,685,305        16,721,717


Stockholder's Equity
     Common stock, $.01 par value;
          1,000 shares authorized;
          100 shares outstanding                                                                1                 1
     Paid-in capital                                                                          999               999
     Retained earnings                                                                    103,031           166,619
               Total Stockholder's Equity                                                 104,031           167,619
               Total Liabilities and Stockholder's Equity                             $16,789,336       $16,889,336
                                                                                       ==========        ==========



See notes to financial statements.











                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF OPERATIONS




                                                                           Fiscal Year Ended
                                                           June 30,           June 30,              June 30,
                                                              1997               1996                 1995
Revenues
     Principal transactions                              $                   $                   $    56,588
     Management fees                                                                                   6,057

               Total revenues                                                                         62,645


Expenses
     Other expenses                                        113,388                 2,734               7,533

               Total expenses                              113,388                 2,734               7,533


(Loss) income before (benefit) provision
  for income taxes                                        (113,388)                2,734)             55,112

(Benefit) provision for income taxes                       (49,800)               (1,230)             24,196

Net  (loss) income                                       $ (63,588)           $   (1,504)         $   30,916
                                                           ========               =======             ======




See notes to financial statements.















                                        BEAR STEARNS SECURED INVESTORS INC.
                                   STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY





                                                           Common Stock           Paid-in          Retained
                                                          $.01 Par Value          Capital          Earnings
Balance, June 30, 1994                                         $    1               $ 999         $ 8,637,207

Net income                                                                                             30,916

Dividend declared                                                                                  (8,500,000)

Balance, June 30, 1995                                         $    1               $ 999             168,123

Net loss                                                                                               (1,504)

Balance, June 30, 1996                                         $    1               $ 999             166,619

Net loss                                                                                              (63,588)

Balance, June 30, 1997                                         $    1               $ 999          $  103,031
                                                                    =                 ===             =======


See notes to financial statements.





















                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS



                                                                                       Fiscal Years Ended
                                                                       June 30,             June 30,            June 30,
                                                                          1997                 1996                1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income                                                    $ (63,588)       $     (1,504)         $     30,916
Decrease (increase) in:
   Receivable from Parent
   Receivable from affiliates                                                                                   (168,500)
   Deferred organization costs                                         100,000
(Decreases) increases in:
   Income taxes payable                                                                                         (318,520)
   Payable to Parent                                                   (36,394)              1,490             8,851,303
   Other liabilities                                                       (18)                 14               104,801
   Cash provided by operating activities                                                                       8,500,000


   CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid
                                                                                                              (8,500,000)

    Cash used in financing activities
                                                                                                              (8,500,000)

   CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                    1,000               1,000                 1,000

   CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                      $   1,000        $      1,000          $      1,000
                                                                         =====               =====                 =====




See notes to financial statements.











                                                              Page F-6

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

Note 2.        Summary of Significant Accounting Policies

                The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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




                                                                      Page F-7

                                        BEAR STEARNS SECURED INVESTORS INC.
                                           NOTES TO FINANCIAL STATEMENTS




Note 3.        Collateralized Mortgage Obligations

               During the fiscal year ended June 30, 1997 and 1996 the Company did not issue any CMO's.

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



















                                                                   Page F-8