Form 10-Q
period 1997-12-31
BEAR STEARNS SECURED INVESTORS INC
filed 1998-02-17
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1997

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

                       BEAR STEARNS SECURED INVESTORS INC.


                                      INDEX





                        Part I.  FINANCIAL INFORMATION

Item 1.        Financial Statements
                        Statements of Financial Condition at December 31, 1997
                          (Unaudited) and June 30, 1997
                        Statements  of  Operations  (Unaudited)  for  the  three
                          months and six months ended December 31, 1997 and December 31, 1996
                        Statements of Cash Flows (Unaudited) for the six months ended December 31, 1997 and December 31, 1996 Notes to Financial Statements (Unaudited)

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations


                        Part II. OTHER INFORMATION


Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

               Signature



                       BEAR STEARNS SECURED INVESTORS INC.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                    December 31,                     June 30,
                                                                        1997                           1997
                                                                    (Unaudited)

                                     ASSETS



     Assets
        Cash and cash equivalents                                  $        1,000                $          1,000
        Receivable from affiliates                                     16,176,822                      16,176,822
        Deferred organization costs                                       312,201                         611,514
                                                                 ----------------               -----------------
                  Total Assets                                     $   16,490,023                $     16,789,336
                                                                       ==========                      ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     Liabilities
        Payable to Parent                                          $   16,405,742                $     16,520,993
        Other liabilities                                                 165,000                         164,312
                                                                 ----------------                ----------------
               Total Liabilities                                       16,570,742                      16,685,305
                                                                 ----------------                ----------------

     Stockholder's Equity
        Common stock, $.01 par value;
          1,000 shares authorized:
          100 shares outstanding                                                1                               1
        Paid-in capital                                                       999                             999
        (Accumulated deficit)/Retained earnings                           (81,719)                        103,031
                                                                    ---------------               ---------------
               Total Stockholder's Equity                                  (80,719)                       104,031
                                                                   ----------------              ----------------
               Total Liabilities and Stockholder's Equity          $   16,490,023                 $    16,789,336
                                                                         ==========                    ==========

See accompanying notes to financial statements.



                                              BEAR STEARNS SECURED INVESTORS INC.
                                                    STATEMENTS OF OPERATIONS
                                                          (Unaudited)



                                                   Three Months Ended                         Six Months Ended
                                                December 31,      December 31,            December 31,       December 31,
                                                    1997              1996                    1997               1996

Expenses
     Other expenses                              $    163,423       $   2,944             $    327,111      $      4,016
                                                -------------    ------------            -------------     -------------
     Total expenses                                   163,423           2,944             $    327,111      $      4,016
                                                -------------    ------------            -------------     -------------


Loss before benefit from income taxes                (163,423)         (2,944)                (327,111)           (4,016)

Benefit from income taxes                             (71,123)         (1,280)                (142,361)           (1,764)
                                                 ------------      ------------           --------------   -------------


Net loss                                         $    (92,300)      $  (1,664)            $   (184,750)     $     (2,252)
                                                     ========           =======                ========           ========




See accompanying notes to financial statements.







                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                    Six Months Ended
                                                                              December 31,       December 31,
                                                                                  1997               1996

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                             $    (184,749)       $    (2,252)
         Decrease in deferred organization costs                                    299,312                --
         Increase (decrease) in other liabilities                                       688                (18)
                                                                             ---------------       ------------
                    Cash provided by (used in) operating activities                 115,251             (2,270)
                                                                             ---------------       ------------


         CASH FLOWS FROM FINANCING ACTIVITIES
              Payable to Parent                                                    (115,251)             2,270
                                                                               -------------       -----------
                    Cash (used in) provided by financing activities                (115,251)             2,270
                                                                             ---------------      ------------

         Cash and cash equivalents, beginning of period                               1,000              1,000
                                                                             ---------------      ------------

         Cash and cash equivalents, end of period                             $       1,000        $     1,000
                                                                                   =========           =======






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

Note 2.           Collateralized Mortgage Obligations

                  During the six months ended December 31, 1997, the Company did not issue any collateralized mortgage obligations ("CMO's").

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

                  The net loss for the second quarter of the fiscal year 1998 was $92,300 as compared with a net loss of $1,664 for the second quarter of fiscal year 1997. During the 1998 and 1997 fiscal quarters the Company did not issue any CMO's.

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


                                        Bear Stearns Secured Investors Inc.
                                                (Registrant)




Date:      February 13, 1998                By:  /s/William  J. Montgoris
                                                 William J. Montgoris
                                                 Secretary, Treasurer and
                                                 Chief Financial Officer

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Bear Stearns Secured Investors Inc.
                                                      (Registrant)




Date:      February 13, 1998                    By:
                                                   William J. Montgoris
                                                   Secretary, Treasurer and
                                                   Chief Financial Officer