Form 10-Q
period 1998-03-27
BEAR STEARNS SECURED INVESTORS INC
filed 1998-05-11
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 1998

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

BEAR STEARNS SECURED INVESTORS INC.


INDEX





Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition at March 27, 1998
(Unaudited) and June 30, 1997
Statements of Operations (Unaudited) for the three months and nine months ended March 27, 1998 and March 27, 1997 Statements of Cash Flows (Unaudited) for the nine months ended March 27, 1998 and March 27, 1997 Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION


Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signature



                            BEAR STEARNS SECURED INVESTORS INC.
                             STATEMENTS OF FINANCIAL CONDITION

                                           March 27,                June 30,
                                             1998                     1997
                                         (Unaudited)

                                 ASSETS

 Assets
  Cash and cash equivalents          $        1,000           $          1,000
  Receivable from affiliates             16,176,822                 16,176,822
  Deferred organization cost                162,201                    611,514
                                        ------------               -----------
         Total Assets                $   16,340,023           $     16,789,336
                                         ==========                 ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

 Liabilities
  Payable to Parent                   $   16,349,716          $     16,520,993
  Other liabilities                          165,000                   164,312
                                         ------------              -----------
         Total Liabilities                16,514,716                16,685,305
                                        -------------             ------------
Stockholder's Equity
 Common stock, $.01 par value;
      1,000 shares authorized;
       100 shares outstanding                       1                         1
 Paid-in capital                                  999                       999
(Accumulated deficit)/Retained earnings      (175,693)                  103,031
                                            ----------              -----------
          Total Stockholder's Equity         (174,693)                  104,031
                                           -----------             -----------
Total Liabilities and Stockholder's Equity $16,340,023          $    16,789,336
                                            ==========               ==========

See accompanying notes to financial statements.







                                 BEAR STEARNS SECURED INVESTORS INC.
                                     STATEMENTS OF OPERATIONS
                                           (Unaudited)



                                                    Three Months Ended                          Nine Months Ended
                                                   March 27,        March 27,              March 27,           March 27,
                                                     1998              1997                 1998                 1997

Expenses
     Other expenses                              $    166,388       $   5,615             $    493,498      $      9,632
                                                -------------      ------------          -------------     -------------
     Total expenses                                   166,388           5,615             $    493,498      $      9,632
                                                -------------      ------------          -------------     -------------


Loss before benefit from income taxes               (166,388)           (5,615)              (493,498)           (9,632)

Benefit from income taxes                             72,413             2,466                214,775             4,230
                                                 ------------      ------------           --------------   -------------


Net loss                                         $   (93,975)       $   (3,149)           $   (278,723)     $    (5,402)
                                                  ===========      ============           =============     ============




See accompanying notes to financial statements.








                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                  Nine Months Ended
                                                                               March 27,           March 27,
                                                                                  1998               1997

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                             $    (278,723)       $    (5,402)
         Decrease in deferred organization costs                                    449,313                --
         Increase (decrease) in other liabilities                                       688                (16)
                                                                                ------------       ------------
                    Cash provided by (used in) operating activities                 171,278             (5,418)
                                                                                ------------       ------------


         CASH FLOWS FROM FINANCING ACTIVITIES
              Payable to Parent                                                    (171,278)             5,418
                                                                                ------------       -----------
                    Cash (used in) provided by financing activities                (171,278)             5,418
                                                                                ------------       -----------

         Cash and cash equivalents, beginning of period                               1,000              1,000
                                                                                -------------      ------------

         Cash and cash equivalents, end of period                              $      1,000        $     1,000
                                                                                 ===========        ==========






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


Note 2.  Collateralized Mortgage Obligations

     The Company clears all of its security transactions relating to the purchase of the underlying collateral and issuance of collateralized mortgage obligations ("CMO") through an affiliate. An affiliate also acts as the principal underwriter for the Company's CMO issuances. However, the Company did not issue any CMO's during the nine month periods ended March 27, 1998 and 1997.

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


     The net loss for the third quarter of the fiscal year 1998 was $93,975 as compared with a net loss of $3,149 for the third quarter of fiscal year 1997.
During the fiscal quarters and fiscal year to date periods ended March 27,1998 and 1997, the Company did not issue any CMO's.




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

                                   Bear Stearns Secured Investors Inc.
                                           (Registrant)




Date:      May 4, 1998                By:  /s/William  J. Montgoris
                                              William J. Montgoris
                                              Secretary, Treasurer and
                                              Chief Financial Officer






