Form 10-K
period 1998-06-30
BEAR STEARNS SECURED INVESTORS INC
filed 1998-09-28
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-K

              [ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1998

                                                              or

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

               No legal proceedings are pending.


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


ITEM 7 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               The Company  incurred  net losses for the fiscal years ended June
                30, 1998, 1997 and 1996 in the amounts of $379,125,  $63,588 and
                $1,504 respectively. Net loss for the fiscal years ended June 1997 and 1996 resulted from certain administrative and operating expenses incurred during those years. A significant portion of the loss incurred during the year ended June 30, 1998 resulted from management's decision to accelerate the amortization of deferred debt issuance costs as the registered debt shelf is not expected to be utilized due to current unfavorable market conditions. The Company did not issue any CMO's during the fiscal years ended June 30, 1998, 1997 and 1996 due to unfavorable market conditions.


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

               (b)     Reports on Form 8-K

               No reports on Form 8-K have been filed during the fiscal year ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September, 1998.


                                         Bear Stearns Secured Investors Inc.
                                                (Registrant)


                                         By: /s/ William J. Montgoris
                                           Secretary and Treasury and Principal
                                             Financial and  Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of September, 1998.


           Signatures                                                Title



         /s/ Warren J. Spector                    President and Chief Operating
           Warren J. Spector                      Officer; Director


         /s/ William J. Montgoris                 Secretary and Treasurer
                                                  William J. Montgoris
                                                 (Principal Financial and
                                                  Accounting Officer)

                       BEAR STEARNS SECURED INVESTORS INC.

                          INDEX TO FINANCIAL STATEMENTS





                                                                          Page


Independent Auditors' Report                                              F-2

Statements of Financial Condition as of June 30, 1998 and 1997            F-3

Statements of Operations for the fiscal years ended
 June 30, 1998, 1997 and 1996                                             F-4

Statements of Changes in Stockholder's Equity for the fiscal
 years ended June 30, 1998, 1997 and 1996                                 F-5

Statements of Cash Flows for the fiscal years ended
 June 30, 1998, 1997 and 1996                                             F-6


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














                                                                      Page F-1

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder,
Bear Stearns Secured Investors Inc.:

We have audited the accompanying statements of financial condition of Bear Stearns Secured Investors Inc. (the "Company") (a wholly-owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1998 and 1997, and the related statements of operations, cash flows, and changes in stockholder's equity for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Secured Investors Inc. at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



September 9, 1998




                                                                      Page F-2

                       BEAR STEARNS SECURED INVESTORS INC.
                        STATEMENTS OF FINANCIAL CONDITION



                                                      June 30,          June 30,
                                                         1998              1997
                                 ASSETS

Assets
     Cash and cash equivalents                $         1,000   $         1,000
     Receivable from affiliates                    16,176,822        16,176,822
     Deferred organization costs                         -              611,514
     Other assets                                         686               -

               Total Assets                       $16,178,508       $16,789,336


                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


Liabilities
     Payable to Parent                           $16,288,602       $16,520,993
     Other liabilities                               165,000           164,312
            Total Liabilities                     16,453,602        16,685,305


Stockholder's Equity
   Common stock, $.01 par value;
     1,000 shares authorized;
     100 shares outstanding                                1                1
   Paid-in capital                                       999              999
   Accumulated earnings (deficit)                   (276,094)         103,031
    Total Stockholder's Equity (Deficit)            (275,094)         104,031
    Total Liabilities and Stockholder's Equity   $16,178,508      $16,789,336




See notes to financial statements.







                                                                       Page F-3

                        BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF OPERATIONS



                                               Fiscal Years Ended
                                   June 30,         June 30,            June 30,
                                      1998             1997                1996

Revenues
Principal transactions           $   -              $   -               $   -
Management fees                      -                  -                   -

Total revenues                       -                  -                   -


Expenses
     Other expenses                671,268           113,388              2,734

        Total expenses             671,268           113,388              2,734


(Loss) income before provision
  for income taxes                (671,268)         (113,388)            (2,734)

(Benefit) provision for
  income taxes                    (292,143)          (49,800)            (1,230)

Net  (loss)                      $(379,125)       $  (63,588)          $ (1,504)





See notes to financial statements.















                                                                       Page F-4

                       BEAR STEARNS SECURED INVESTORS INC.
             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)





                            Common Stock        Paid-in       Accumulated
                            $.01 Par Value      Capital       Earnings (Deficit)

Balance, June 30, 1995      $    1              $ 999         $ 168,123

Net loss                                                         (1,504)

Balance, June 30, 1996      $    1              $ 999           166,619

Net loss                                                        (63,588)

Balance, June 30, 1997      $    1              $ 999        $  103,031

Net loss                                                       (379,125)

Balance, June 30, 1998      $    1              $ 999        $ (276,094)



See notes to financial statements.























                                                                      Page F-5

                         BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS


                                              Fiscal Years Ended
                                        June 30,       June 30,        June 30,
                                           1998           1997            1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                           $ (379,125)    $  (63,588)       $ (1,504)
Decrease (increase) in:
   Deferred organization costs          611,514        100,000
   Other assets                            (686)
(Decreases) increases in:
   Payable to Parent                   (232,392)       (36,394)          1,490
   Other liabilities                        689             18              14

   Cash provided by operating activities     -             -                -

   CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                     1,000           1,000           1,000

   CASH AND CASH EQUIVALENTS,
    END OF YEAR                    $     1,000     $     1,000        $  1,000





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

               Deferred organization costs represents debt registration costs paid in advance for the issuance of CMO's. The Company's policy is to amortize these costs in portion to the face amount of CMO's issued.

               During the fiscal year ended June 30, 1998, the Company wrote off the remaining debt issuance amount. Due to current market conditions, the Company does not anticipate the usage of these costs in connection with future issuances of CMO's.











                                                                       Page F-7

                       BEAR STEARNS SECURED INVESTORS INC.
                          NOTES TO FINANCIAL STATEMENTS




Note 3.        Collateralized Mortgage Obligations

               During the fiscal year ended June 30, 1998, 1997 and 1996 the Company did not issue any CMO's.

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