Form 10-Q
period 1998-09-25
BEAR STEARNS SECURED INVESTORS INC
filed 1998-11-09
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 25, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                                     No


         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
 WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                          BEAR STEARNS SECURED INVESTORS INC.


                                                         INDEX





                        Part I.  FINANCIAL INFORMATION

Item 1.        Financial Statements
                 Statements of Financial Condition at September 25, 1998
                   (Unaudited) and June 30, 1998
                 Statements of Operations (Unaudited) for the three months
                   ended September 25, 1998 and September 26, 1997
                 Statements of Cash Flows (Unaudited) for the three months ended September 25, 1998 and September 26, 1997
                 Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        Part II. OTHER INFORMATION


Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

               Signature

                                          BEAR STEARNS SECURED INVESTORS INC.
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                    September 25,                     June 30,
                                                                        1998                           1998
                                                                     (Unaudited)

                                               ASSETS

     Assets
       Cash and cash equivalents                                   $        1,000                $          1,000
       Receivable from affiliates                                      16,204,877                      16,204,877
       Other Assets                                                           686                             686
                                                                    -------------                  --------------
               Total Assets                                        $   16,206,563                $     16,206,563
                                                                    =============                  ==============

                                         LIABILITIES AND STOCKHOLDER'S EQUITY

     Liabilities
        Payable to Parent                                          $   16,288,959                $     16,288,603
        Other liabilities                                                 165,000                         165,000
                                                                    -------------                  --------------
               Total Liabilities                                       16,453,959                      16,453,603
                                                                    -------------                  --------------

     Stockholder Equity
        Common stock, $.01 par value;
          1,000 shares authorized:
          100 shares outstanding                                                1                              1
        Paid-in capital                                                     1,000                          1,000
        (Accumulated deficit)/                                           (248,397)                      (248,041)
                                                                    ---------------               ---------------
               Total Stockholder's Equity                                (247,396)                      (247,040)

                                                                   ----------------               ---------------
               Total Liabilities and Stockholder's Equity          $   16,206,563                $   16,206,563
                                                                   ================               ===============

See accompanying notes to financial statements.


                                              BEAR STEARNS SECURED INVESTORS INC.
                                                    STATEMENTS OF OPERATIONS
                                                          (Unaudited)


                                                                                              Three Months Ended
                                                                                            September        September 25,
                                                                                               25,
                                                                                              1998               1997

Expenses
     Other expenses                                                                       $        631      $    163,423
                                                                                         -------------     -------------
     Total expenses                                                                       $        631      $    163,423
                                                                                         -------------     -------------


Loss before benefit from income taxes                                                            (631)         (163,423)

Benefit from income taxes                                                                        (275)          (71,123)
                                                                                          --------------   -------------


Net loss                                                                                  $      (356)     $   (92,300)
                                                                                               ========        ========


See accompanying notes to financial statements.






                                            BEAR STEARNS SECURED INVESTORS INC.
                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)





                                                                                  Three Months Ended
                                                                             September 25,       September 25,
                                                                                  1998               1997

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                             $       (356)       $   (92,301)
         Decrease in deferred organization costs                                       ----           149,313
         Increase (decrease) in other liabilities                                      ----               688
                                                                             ---------------       -----------
                    Cash (used in) operating activities                               (356)            57,700

                                                                             ---------------       ------------


         CASH FLOWS FROM FINANCING ACTIVITIES
              Payable to Parent                                                        356            (57,700)
                                                                             ---------------       -----------
                    Cash provided by (used in) financing activities                    356            (57,700)
                                                                             ---------------       -----------

         Cash and cash equivalents, beginning of period                              1,000              1,000
                                                                             ---------------       -----------

         Cash and cash equivalents, end of period                              $     1,000        $     1,000
                                                                             ===============       ===========





See accompanying notes to financial statements.

                                          BEAR STEARNS SECURED INVESTORS INC.
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (UNAUDITED)



Note 1.           Organization

                  Bear Stearns Secured Investors Inc. (the Company)a direct wholly-owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the Parent) was organized on November 26, 1986 as a Delaware corporation. The Companys sole purpose is to issue and sell one or more series of collateralized mortgage obligations (CMOs) directly or through one or more trusts established by it. In connection therewith, the Company provides management and administrative services after the Issuance of each CMO issued.

                  The Companys activities are limited to issuing CMOs  that
                  will  be collateralized   by mortgage-backed certificates,
                  whole residential or commercial mortgage loans or participations therein, and,in connection therewith, acquiring, owning, holding and pledging mortgage-backed certificates, whole loans or commercial mortgage loans.

                  The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.           Collateralized Mortgage Obligations

                  During the three months ended September 25, 1998, the Company did not issue any collateralized mortgage obligations ("CMO's").

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The Company's principal business activity is the issuing of collateralized mortgage obligations ("CMO's") that are secured by mortgage-backed certificates, whole residential or commercial mortgage loans or participations therein, and in connection therewith, acquiring, owning, holding, and pledging mortgage-backed certificates, whole residential or commercial mortgage loans. The
                  Company also derives revenues in its capacity as administrator during the life of the CMO transactions for which it originated and retained such obligation. The Company's net income and revenues reflects the impact of many factors in the issuance of CMO's, including securities market conditions, the level of volatility of interest rates, competitive conditions and the size and timing of transactions. In addition, results of operations for any particular interim period may not be indicative of results to be expected for a full year. The net loss for the first quarter of the fiscal year 1999 was $356 as compared with a net loss of $92,300 for the first quarter of fiscal year 1998. During the 1999 and 1998 fiscal quarters the Company did not issue any CMO's.

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


                                             Bear Stearns Secured Investors Inc.
                                                                   (Registrant)



Date:      November 5, 1998                      By:  /s/William  J. Montgoris
                                                          William J. Montgoris
                                                      Secretary, Treasurer and
                                                       Chief Financial Officer

                                                       SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      Bear Stearns Secured Investors Inc.
                                 (Registrant)




Date:      November 5, 1998                        By:
                                                      William J. Montgoris
                                                      Secretary, Treasurer and
                                                      Chief Financial Officer