Form 10-Q
period 1998-12-31
BEAR STEARNS SECURED INVESTORS INC
filed 1999-02-17
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1998

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

                                          BEAR STEARNS SECURED INVESTORS INC.


                                                         INDEX





                        Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
             Statements of Financial Condition at December 31, 1998
                (Unaudited) and June 30, 1998
             Statements of Operations (Unaudited) for the three months
                ended December 31, 1998 and December 31, 1997
                and for the six months ended December 31, 1998
                and December 31, 1997
             Statements of Cash Flows (Unaudited) for the six months ended
                December 31, 1998 and December 31, 1997
             Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                                Signature


                                          BEAR STEARNS SECURED INVESTORS INC.
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                    December 31,                     June 30,
                                                                        1998                           1998
                                                                    (Unaudited)

                                                        ASSETS

     Assets
       Cash and cash equivalents                                   $        1,000                $         1,000
       Receivable from affiliates                                      16,204,877                     16,204,877
       Other Assets                                                           686                            686
                                                                 ----------------               -----------------
               Total Assets                                        $   16,206,563                $    16,206,563
                                                                       ==========                     ==========

                                         LIABILITIES AND STOCKHOLDER'S EQUITY

     Liabilities
        Payable to Parent                                          $   16,289,007                $    16,288,603
        Other liabilities                                                 165,000                        165,000
                                                                 ----------------                ----------------
               Total Liabilities                                       16,454,007                     16,453,603
                                                                 ----------------                ----------------

     Stockholders Equity
        Common stock, $.01 par value;
          1,000 shares authorized:
          100 shares outstanding                                               1                               1
        Paid-in capital                                                     1,000                          1,000
        Accumulated deficit                                              (248,445)                      (248,041)
                                                                    ---------------               ---------------
               Total Stockholder's Equity                                (247,444)                      (247,040)

                                                                   ----------------              ----------------
               Total Liabilities and Stockholder's Equity          $   16,206,563                  $  16,206,563
                                                                       ==========                   ============

See accompanying notes to financial statements.




                                              BEAR STEARNS SECURED INVESTORS INC.
                                                    STATEMENTS OF OPERATIONS
                                                          (Unaudited)


                                                                   Three Months Ended            Six Months Ended
                                                           December         December 31,         December        December 31,
                                                              31,                                   31,
                                                             1998               1997               1998              1997

Expenses
     Other expenses                                       $         84     $    163,423          $       714    $    327,111
                                                         -------------    -------------        -------------   -------------
     Total expenses                                       $         84     $    163,423          $       714    $    327,111
                                                         -------------    -------------        -------------   -------------


Loss before benefit from income taxes                              (84)        (163,423)                (714)       (327,111)
Benefit from income taxes                                           36           71,123                  310         142,361
                                                         --------------   -------------         -------------   -------------

Net loss                                                  $       (48)     $   (92,300)          $     (404)    $  (184,750)
                                                         ==============   =============         =============   =============


See accompanying notes to financial statements.







                                            BEAR STEARNS SECURED INVESTORS INC.
                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)





                                                                         Six Months Ended
                                                                    December 31,       December 31,
                                                                        1998               1997

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                  $    (404)       $   (184,749)
         Decrease in deferred organization costs                        ----              99,312
         Increase (decrease) in other liabilities                       ----
                                                                                             688
                                                                  ---------------     ------------
         Cash provided by (used in) operating activities                (404)            115,251
                                                                  ---------------     ------------


         CASH FLOWS FROM FINANCING ACTIVITIES
              Increase (Decrease) in Payable to Parent                   404            (115,251)
                                                                  -------------       -----------
         Cash provided by (used in) financing activities                 404            (115,251)
                                                                  ---------------     ------------

         Cash and cash equivalents, beginning of period                1,000               1,000
                                                                  ---------------      ------------

         Cash and cash equivalents, end of period               $      1,000           $   1,000
                                                                     =========         =========






See accompanying notes to financial statements.



                                          BEAR STEARNS SECURED INVESTORS INC.
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (UNAUDITED)



Note 1.           Organization

     Bear Stearns Secured  Investors Inc. (the Company) a direct  wholly-owned limited  purpose  finance  subsidiary  of The Bear Stearns  Companies  Inc. (the
Parent)  was  organized  on November 26 1986 as a Delaware  corporation.  The
Companys sole purpose is to issue and sell one or more series of collateralized
mortgage   obligations   (CMOs)  directly  or  through  one  or  more  trusts
established by it. In connection therewith,  the Company provides management and administrative services after the issuance of each CMO.

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

Note 2.           Collateralized Mortgage Obligations

     During the six months ended December 31, 1998, the Company did not issue any collateralized mortgage obligations ("CMO's").

     The Company clears all of its security transactions relating to the purchase of the underlying collateral and issuance of CMO's through an affiliate. An affiliate also acts as the principal underwriter for the Company's
CMO issuances.



Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
         Results of Operations

     The Company's principal business activity is the issuing of collateralized mortgage obligations ("CMO's") that are secured by mortgage-backed certificates, whole residential or commercial mortgage loans or participations therein, and in connection therewith, acquiring, owning, holding, and pledging mortgage-backed certificates, whole residential or commercial mortgage loans. The Company also derives revenues in its capacity as administrator during the life of the CMO transactions where it originates and retaines such servicing obligation.


     The Company's results of operations reflects the impact of many factors in the issuance of CMO's, including securities market conditions, the level of volatility of interest rates, competitive conditions and the size and timing of transactions. In addition, results of operations for any particular interim period may not be indicative of results to be expected for a full year.

     The net loss for the second quarter of the fiscal year 1999 was $48 as compared with a net loss of $92,300 for the second of fiscal year 1998. During the 1999 and 1998 second quarters the Company was inactive.

Year 2000 Issue

     The Year 2000 issue is the result of legacy computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and thereafter. All hardware and software used by the Company is through The Bear Stearns Companies, Inc. and affiliates (BSC). BSC has determined that they need to modify or replace portions of their software and hardware so that its computer system will properly utilize dates beyond December
31, 1999.

     Over three years ago, BSC established a task force to review and develop an action plan to address the Year 2000 issue.  BSCs  action plan  addresses  both information technology and non-information  technology system compliance issues.
Since then,  the ongoing  assessment  and  monitoring  phase has  continued  and includes  assessment  of the degree of compliance  of its  significant  vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which BSC is vulnerable to those third  parties  failure to remediate  their own year 2000 issues.  BSC has contacted all significant  external vendors in an effort  to  confirm  their  readiness  for  the  Year  2000  and  plans  to test
compatibility   with  such  converted   systems.   BSC1  also   participates  in
industry-wide tests.

     BSC has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. To date, the amounts incurred and expensed related to the assessment of, and efforts in connection with, the Year 2000 and the development of a remediation plan have approximated $31.3 million. BSCs total projected Year
2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. BSCs total remaining Year 2000 project cost is estimated at approximately $28.7 million which will be funded through operating cash flows and expensed as incurred.

     BSC presently  believes that the  activities  that it is undertaking in the
Year 2000 project should  satisfactorily  resolve Year 2000 compliance exposures
within  its  own  systems  worldwide.   BSC  has  substantially   completed  the
reprogramming  and replacement  phase of the project.  Testing has commenced and
will  proceed  through  calendar  1999.   However,  if  such  modifications  and
conversions  are not  operationally  effective on a timely basis,  the Year 2000 issue could have a material impact on the operations of the BSC.

     Additionally, there can be no assurance that the systems of other companies on which BSCs systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with BSCs systems, would not have a material adverse effect on BSC. While BSC does not have a specific, formal contingency plan, the BSCs action plan is designed to safeguard the interests of the BSC and its customers. BSC believes that this action plan significantly reduces the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, BSC is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, BSC will work with other firms in the industry to plan an appropriate course of action.



                  Part II.   OTHER INFORMATION


Item 1.           Legal Proceedings

                  None




Item 3.           Exhibits and Reports on Form 8-K

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

                                             Bear Stearns Secured Investors Inc.
                                                       (Registrant)




Date:      February 12, 1999                 By:  /s/William  J. Montgoris
                                                  William J. Montgoris
                                                  Secretary, Treasurer and
                                                  Chief Financial Officer






