Form 10-Q
period 1999-03-26
BEAR STEARNS SECURED INVESTORS INC
filed 1999-05-10
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 26, 1999

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

                                          BEAR STEARNS SECURED INVESTORS INC.


                                                         INDEX





                        Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
             Statements of Financial Condition at March 26, 1999
                (Unaudited) and June 30, 1998
             Statements of Operations (Unaudited) for the three months
                ended March 26, 1999 and March 27, 1998
                and for the nine months ended March 26, 1999
                and March 26, 1998
             Statements of Cash Flows (Unaudited) for the nine months ended
                March 26, 1999 and March 27, 1998
             Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                                Signature


                                          BEAR STEARNS SECURED INVESTORS INC.
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                      March 26,                     June 30,
                                                                        1999                           1998
                                                                    (Unaudited)

                                                        ASSETS

     Assets
       Cash and cash equivalents                                   $      1,000                $         1,000
       Receivable from affiliates                                    16,204,877                     16,204,877
       Other Assets                                                         686                            686
                                                                 ----------------               -----------------
               Total Assets                                        $ 16,206,563                $    16,206,563
                                                                 ================               =================

                                         LIABILITIES AND STOCKHOLDER'S EQUITY

     Liabilities
        Payable to Parent                                          $ 16,289,519                $    16,288,603
        Other liabilities                                               165,000                        165,000
                                                                 ----------------                ----------------
               Total Liabilities                                     16,454,519                     16,453,603
                                                                 ----------------                ----------------

     Stockholders Equity
        Common stock, $.01 par value;
          1,000 shares authorized:
          100 shares outstanding                                              1                              1
        Paid-in capital                                                   1,000                          1,000
        Accumulated deficit                                            (248,957)                      (248,041)
                                                                  -----------------               ---------------
               Total Stockholder's Equity                              (247,956)                      (247,040)

                                                                  -----------------              ----------------
               Total Liabilities and Stockholder's Equity          $ 16,206,563                  $  16,206,563
                                                                  =================              ================

See accompanying notes to financial statements.




                                              BEAR STEARNS SECURED INVESTORS INC.
                                                    STATEMENTS OF OPERATIONS
                                                          (Unaudited)


                                                                Three Months Ended                 Nine Months Ended
                                                            March              March              March             March
                                                              26,                27,                26,               27,
                                                             1999               1998               1999              1998

Expenses
     Other expenses                                       $        906     $    166,387          $     1,621    $    493,498
                                                         -------------    -------------        -------------   -------------
     Total expenses                                       $        906     $    166,387          $     1,621    $    493,498
                                                         -------------    -------------        -------------   -------------


Loss before benefit from income taxes                             (906)        (166,387)              (1,621)       (493,498)
Benefit from income taxes                                          394           72,413                  705         214,775
                                                         --------------   -------------         -------------   -------------

Net loss                                                  $       (512)    $    (92,974)          $     (916)    $  (278,723)
                                                         ==============   =============         =============   =============


See accompanying notes to financial statements.







                                            BEAR STEARNS SECURED INVESTORS INC.
                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)





                                                                        Nine Months Ended
                                                                       March 26,         March 27,
                                                                        1999               1998

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                $    (916)       $   (278,723)
         Decrease in deferred organization costs                           -             449,313
         Increase (decrease) in other liabilities                          -                 688

                                                                  --------------      ------------
         Cash (used in) provided by operating activities                (916)            171,278
                                                                  --------------      ------------


         CASH FLOWS FROM FINANCING ACTIVITIES
              Increase (Decrease) in Payable to Parent                   916            (171,278)
                                                                  --------------      ------------
         Cash provided by (used in) financing activities                 916            (171,278)
                                                                  --------------      ------------

         Cash and cash equivalents, beginning of period                1,000               1,000
                                                                  --------------      ------------

         Cash and cash equivalents, end of period               $      1,000           $   1,000
                                                                  ==============      ============






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

Note 2.           Collateralized Mortgage Obligations

     During the nine months ended March 26, 1999, the Company did not issue any collateralized mortgage obligations ("CMO's").

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

     The net loss for the third quarter of the fiscal year 1999 was $512 as compared with a net loss of $92,974 for the third quarter of fiscal year 1998. During the 1999 and 1998 third quarters the Company was inactive.

Year 2000 Issue

     The Year 2000 issue is the result of legacy computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and thereafter. The Company determined that it needed to modify or replace portions of its software and hardware so that its computer systems would properly utilize dates beyond December 31, 1999.

     Over four years ago, the Company established a task force to review and develop an action plan to address the Year 2000 issue. The Companys action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and is in the process of testing compatibility with such converted systems. The Company also participates actively in industry-wide tests.

     The Company has and will continue to test the software and hardware for Year 2000 modifications. To date, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $45.8 million. The Companys total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $14.2 million, which will be funded through operating cash flows and primarily expensed as incurred.

     The Company presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Company has substantially completed the reprogramming and replacement phase of the project. Testing is in progress and is expected to be completed in fiscal year 1999 with additional testing, as deemed appropriate, through the end of the calendar year. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. Additionally, there can be no assurance that the systems of other companies on which the Companys systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Companys systems, would not have a material adverse effect on the Company. The Company has developed an action plan and a formal contingency plan designed to safeguard the interests of the Company and its customers. The Company believes that these plans significantly reduces the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Company is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Company will work with other firms in the industry to plan an appropriate course of action.

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

                                             Bear Stearns Secured Investors Inc.
                                                       (Registrant)




Date:      May 12, 1999                   By:  /s/William  J. Montgoris
                                                  William J. Montgoris
                                                  Secretary, Treasurer and
                                                  Chief Financial Officer