Form 10-K
period 1999-06-30
BEAR STEARNS SECURED INVESTORS INC
filed 1999-09-28
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999

                                or

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

                                      None
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 8, 1999.

                 100 shares of Common Stock, par value $.01 per share


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                     PART I


ITEM 1 - BUSINESS

Bear Stearns Secured Investors Inc. (the "Company") was organized by, and is a direct wholly owned limited purpose subsidiary of The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on November 26, 1986.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the common equity of the Company. All of the issued and outstanding shares of such common equity are owned by the Parent.


ITEM 6 - SELECTED FINANCIAL DATA

Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company incurred a net loss for the fiscal years ended June 30, 1999, 1998 and 1997 of $70,086, $379,125 and $63,588, respectively. Net losses for each of the three years in the period ended June 30, 1999 are the result of the Company incurring operating expenses with no earned revenue. The Company did not issue any CMO's in each of the three years in the period ended June 30, 1999 due to unfavorable market conditions.

Year 2000 Issue

The Year 2000 issue is the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not be able to accurately process dates ending in the year 2000 and thereafter.

Over four years ago, the Parent established a task force to review and develop an action plan to address the Year 2000 issue. The Parent's action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Parent is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Parent has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and tested compatibility with such systems. The Parent also participates actively in various industry-wide tests.

Through June 30, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $63.1 million of which approximately $8.9 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $11.9 million, which will be funded through operating cash flows and primarily expensed as incurred.

The Parent presently believes that the activities it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Parent has completed the reprogramming and replacement phase of the project. Additional testing will continue through the end of the calendar year as deemed appropriate. There can be no assurance that the systems of other companies on which the Parent's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Parent's systems, would not have a material adverse effect on the Parent. The Parent has developed an action plan and a formal contingency plan designed to safeguard the interests of the Parent and its customers. The Parent believes that these plans significantly reduce the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Parent is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Parent will work with other firms in the industry to plan an appropriate course of action.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item and included in this report are listed in the index appearing on page F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction I of Form 10-K, the information required by Item 10 is omitted.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules and Exhibits.

The Financial Statements and Financial Statement Schedules required by this Item and included in this report are listed in the index appearing on Page F-1.

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

(g) Series 1988-3 Supplement dated as of April 27, 1988 to the Indenture dated as of November 30, 1987 between Bear Stearns Secured Investors Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.3(h) to Post- Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 33-17021).

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

(27) Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1999.


                                        Bear Stearns Secured Investors Inc.
                                                  (Registrant)


                                        By:  /s/ Samuel L. Molinaro Jr.
                                             Samuel L. Molinaro Jr.
                                             Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September, 1999.


          Signatures                            Title


     /s/ Thomas Marano                   President, Chief Operating
     Thomas Marano                       Officer and Director


     /s/ Samuel L. Molinaro Jr.          Chief Financial Officer
     Samuel L. Molinaro Jr.


     _____________________               Vice President and Director
     Jeffrey Mayer


     /s/ Craig M. Overlander             Vice President and Director
     Craig M. Overlander

                       BEAR STEARNS SECURED INVESTORS INC.

                          INDEX TO FINANCIAL STATEMENTS





                                                                       Page


Independent Auditors' Report                                            F-2

Statements of Income for the fiscal years ended
 June 30, 1999, 1998 and 1997                                           F-3

Statements of Financial Condition as of June 30, 1999 and 1998          F-4

Statements of Changes in Stockholder's Equity for the fiscal
 years ended June 30, 1999 and 1998                                     F-5

Statements of Cash Flows for the fiscal years ended
 June 30, 1999, 1998 and 1997                                           F-6

Notes to Financial Statements                                           F-7




Financial Statement Schedules are omitted because they are not applicable or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder,
Bear Stearns Secured Investors Inc.:

We have audited the accompanying statements of financial condition of Bear Stearns Secured Investors Inc. (the "Company") (a wholly-owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1999 and 1998, and the related statements of income, cash flows, and changes in stockholder's equity for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Secured Investors Inc. at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.


                                                  /s/ Deloitte & Touche LLP
                                                  DELOITTE & TOUCHE LLP
                                                  New York, New York
                                                  September 22, 1999

                       BEAR STEARNS SECURED INVESTORS INC.
                              STATEMENTS OF INCOME




                                                 Fiscal Years Ended
                                         June 30,      June 30,      June 30,
                                           1999          1998          1997
                                          -------       -------       -------
Expenses
     Other expenses                       124,092       671,268       113,388
                                          -------       -------       -------
               Total expenses             124,092       671,268       113,388

Loss before benefit
  for income taxes                       (124,092)     (671,268)     (113,388)

Benefit for income taxes                  (54,006)     (292,143)      (49,800)
                                          --------     ---------      --------
Net loss                                $ (70,086)    $(379,125)   $  (63,588)
                                          ========     =========      ========


See Notes to Financial Statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                        STATEMENTS OF FINANCIAL CONDITION



                                                     June 30,        June 30,
                                                       1999            1998
                                                     -------         -------
Assets
     Cash and cash equivalents                  $      1,000    $      1,000
     Receivable from affiliates                   16,176,822      16,176,822
     Other assets                                        686             686
                                                  ----------      ----------
            Total Assets                        $ 16,178,508    $ 16,178,508
                                                  ==========      ==========


Liabilities
     Payable to Parent                          $ 16,358,688    $ 16,288,602
     Other liabilities                               165,000         165,000
                                                  ----------      ----------
            Total Liabilities                     16,523,688      16,453,602

Stockholder's Equity (Deficit)
     Common Stock, $.01 par value;
         1,000 shares authorized; 100 shares
          issued and outstanding                           1               1
     Paid-in capital                                     999             999
     Retained earnings (deficit)                    (346,180)       (276,094)
                                                    ---------       ---------
            Total Stockholder's Equity (deficit)    (345,180)       (275,094)
            Total Liabilities and Stockholder's
                Equity (deficit)                $  16,178,508   $ 16,178,508
                                                   ==========     ==========


See Notes to Financial Statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY





                                   Common Stock     Paid-in       Retained
                                  $.01 Par Value    Capital   Earnings (Deficit)
                                  -------------     -------   -----------------
Balance, June 30, 1996               $   1           $ 999        $   166,619

Net loss                                 -              -             (63,588)
                                        ---            ---            --------
Balance, June 30, 1997                   1             999            103,031

Net loss                                 -              -            (379,125)
                                        ---            ---           ---------
Balance, June 30, 1998                   1             999           (276,094)

Net loss                                 -              -             (70,086)
                                        ---            ---           ---------
Balance, June 30, 1999               $   1           $ 999        $  (346,180)
                                        ===            ===           =========


See Notes to Financial Statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS



                                                     Fiscal Years Ended
                                              June 30,     June 30,     June 30,
                                                1999         1998         1997
                                              --------     --------     -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $ (70,086)   $ (379,125)  $(63,588)
Decrease (increase) in:
   Deferred organization costs                    -          611,514    100,000
   Other assets                                   -             (686)      -
Increase (decrease) in other liabilities          -              689        (18)
Cash (used in) provided by operating           --------      -------     ------
  activities                                   (70,086)      232,392     36,394

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decreases) in payable to Parent       70,086      (232,392)   (36,394)
Cash provided by (used in) financing            ------      ---------   --------
  activities                                    70,086      (232,392)   (36,394)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                1,000         1,000      1,000

CASH AND CASH EQUIVALENTS,                       -----         -----      -----
END OF YEAR                                    $ 1,000       $ 1,000     $1,000
                                                 =====         =====      =====

See Notes to Financial Statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 1. Organization

Bear Stearns Secured Investors Inc. (the "Company"), a direct wholly owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the "Parent"), was organized on November 26, 1986 as a Delaware corporation. The Company's sole purpose is to issue and sell one or more series of collateralized mortgage obligations ("CMO's") directly or through one or more trusts established by it. In connection therewith, the Company provides management and administrative services after the issuance of each CMO issued.

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

During the fiscal years ended June 30, 1999, 1998 and 1997 the Company did not issue any CMO's.

Note 4. Income Taxes

The difference between the Company's effective tax rate and the statutory federal income tax rate is the effect of state and local income taxes.

Note 5. Related Party Transactions

The Company clears all of its securities transactions relating to the purchase of the underlying collateral and issuance of CMO's through an affiliate. An affiliate also acts as the principal underwriter for the Company's CMO issuances. Substantially all of the Company's operating expenses, such as office space and general and administrative expenses, are initially paid for by an affiliate. The affiliate allocates to the Company all of the operating expenses.