Form 10-Q
period 1999-09-24
BEAR STEARNS SECURED INVESTORS INC
filed 1999-11-08
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 24, 1999

                                       or

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to ______

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
             Including Area Code of Registrant's Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                       BEAR STEARNS SECURED INVESTORS INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

             Statements of  Financial  Condition  at  September  24,  1999
               (Unaudited) and June 30, 1999.
             Statements of Income  (Unaudited)  for the three  months ended
                September 24, 1999 and September 25, 1998.
             Statements of Cash  Flows  (Unaudited)  for the three  months ended September 24, 1999 and September 25, 1998.
             Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

           Signature

                       BEAR STEARNS SECURED INVESTORS INC.
                        STATEMENTS OF FINANCIAL CONDITION




                                                 September 24,         June 30,
                                                     1999                1999
                                                   -----------          -------
                                                   (Unaudited)
Assets
   Cash and cash equivalents                     $      1,000      $      1,000
   Receivable from affiliates                      16,176,822        16,176,822
   Other assets                                           686               686
                                                   ----------        ----------
          Total Assets                            $16,178,508       $16,178,508
                                                   ==========        ==========

Liabilities
   Payable to Parent                             $ 16,376,446      $ 16,358,688
   Other liabilities                                  165,000           165,000
                                                   ----------        ----------
          Total Liabilities                        16,541,446        16,523,688

Stockholder's Equity (Deficit)
   Common Stock, $.01 par value;
     1,000 shares authorized; 100 shares issued
     and outstanding                                        1                 1
   Paid-in capital                                        999               999
   Retained earnings (deficit)                       (363,938)         (346,180)
                                                     --------           -------
          Total Stockholder's Equity (deficit)       (362,938)         (345,180)

          Total Liabilities and Stockholder's
             Equity (Deficit)                    $ 16,178,508      $ 16,178,508
                                                   ==========        ==========



See Notes to Financial Statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                              Three Months Ended
                                       September 24,        September 25,
                                           1999                  1998
                                       ------------         ------------
Expenses
    Other expenses                      $ 31,305               $ 631
                                          ------                 ---
            Total expenses                31,305                 631

Loss before benefit
 for  income taxes                       (31,305)               (631)
Benefit for income taxes                 (13,547)               (275)
                                          ------                 ---
Net loss                                $(17,758)              $(356)
                                          ======                 ===


See Notes to Financial Statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Three Months Ended
                                           September 24,           September 25,
                                               1999                     1998
                                           ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $(17,758)               $ (356)
                                                ------                   ---
Cash used in operating activities              (17,758)                 (356)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to Parent                   17,758                   356
                                                ------                   ---
Cash provided by financing activities           17,758                   356

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                1,000                 1,000
                                                 -----                 -----
CASH AND CASH EQUIVALENTS,
END OF YEAR                                    $ 1,000               $ 1,000
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


Note 2.        Collateralized Mortgage Obligations

During the three months ended September 24, 1999 and September 25, 1998, the Company did not issue any CMO's.

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

The Company's level of activity and results of operations reflect the impact of many factors in the issuance of CMO's, including securities market conditions, the level of volatility of interest rates, competitive conditions and the size and timing of transactions. In addition, results of operations for any particular interim period may not be indicative of results to be expected for a full year.

The Company incurred a net loss for the three months ended September 24, 1999 and September 25, 1998 of $17,758 and $356, respectively. Net losses are the result of the Company incurring operating expenses with no earned revenue. The Company did not issue any CMO's in each of the three months ended September 24, 1999 and September 25, 1998 due to unfavorable market conditions.


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

Through September 24, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $70.5 million of which approximately $10.6 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $4.5 million, which will be funded through operating cash flows and primarily expensed as incurred.

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

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 1999.


                                         Bear Stearns Secured Investors Inc.
                                                    (Registrant)


                                         By:  /s/Samuel L. Molinaro Jr.
                                              Samuel L. Molinaro Jr.
                                              Chief Financial Officer