Form 10-Q
period 1999-12-31
BEAR STEARNS SECURED INVESTORS INC
filed 2000-02-14
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended December 31, 1999

                                       or

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

                       BEAR STEARNS SECURED INVESTORS INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

               Statements  of  Financial  Condition  at  December  31,  1999
                   (Unaudited) and June 30, 1999.
               Statements of Income  (Unaudited) for the  three-months  ended
                   December 31, 1999 and December 31, 1998 and for the six-months ended December 31, 1999 and December 31, 1998.
               Statements of Cash Flows (Unaudited) for the six-months ended
                   December 31, 1999 and December 31, 1998.
               Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

            Signature



                                         BEAR STEARNS SECURED INVESTORS INC.
                                         STATEMENTS OF FINANCIAL CONDITION

                                                                             December 31,                   June 30,
                                                                                 1999                         1999
                                                                           -----------------            -----------------
                                                                             (Unaudited)
Assets
     Cash and cash equivalents                                                      $ 1,000                      $ 1,000
     Receivable from affiliates                                                     127,652                   16,176,822
     Other assets                                                                       684                          686
                                                                           -----------------            -----------------
          Total Assets                                                            $ 129,336                 $ 16,178,508
                                                                           =================            =================

Liabilities
     Payable to Parent                                                                  $ -                 $ 16,358,688
     Other liabilities                                                                    -                      165,000
                                                                           -----------------            -----------------
          Total Liabilities                                                               -                   16,523,688

Stockholder's Equity (Deficit)
Common Stock, $.01 par value;
     1,000 shares authorized;  100 shares issued and outstanding                          1                            1
Paid-in capital                                                                     500,999                          999
Accumulated deficit                                                                (371,664)                    (346,180)
                                                                           -----------------            -----------------
     Total Stockholder's Equity (deficit)                                           129,336                     (345,180)
                                                                           -----------------            -----------------
     Total Liabilities and Stockholder's Equity                                   $ 129,336                 $ 16,178,508
                                                                           =================            =================

See Notes to Financial Statements.



                                            BEAR STEARNS SECURED INVESTORS INC.
                                                   STATEMENTS OF INCOME
                                                       (Unaudited)

                                              Three-Months Ended                        Six-Months Ended
                                      ------------------------------------      -----------------------------------

                                         December             December            December             December
                                           1999                 1998                1999                 1998
                                      ---------------      ---------------      --------------       --------------
Expenses
     Interest expenses                      $ 13,532                  $ -            $ 44,751                  $ -
     Other expenses                               86                   84                 173                $ 714
                                      ---------------      ---------------      --------------       --------------

              Total expenses                  13,618                   84              44,924                  714

Loss before income tax benefit               (13,618)                 (84)            (44,924)                (714)
Income tax benefit                            (5,893)                 (36)            (19,440)                (310)
                                      ---------------      ---------------      --------------       --------------

Net loss                                    $ (7,725)               $ (48)          $ (25,484)              $ (404)
                                      ===============      ===============      ==============       ==============


See Notes to Financial Statements.






                                                BEAR STEARNS SECURED INVESTORS INC.
                                                    STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                      Six-Months Ended
                                                                           ----------------------------------------

                                                                           December 31,               December 31,
                                                                                1999                    1998
                                                                           ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $ (25,484)                 $ (404)
Decrease in other assets                                                                 2                       -
Decrease in other liabilities                                                     (165,000)                      -
                                                                           ----------------        ----------------
Cash used in operating activities                                                 (190,482)                   (404)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in receivable from affiliate                                           16,049,170                       -
Decrease in payable to Parent                                                  (16,358,688)                    404
Increase in capital                                                                500,000                       -
                                                                           ----------------        ----------------
Cash provided by financing activities                                              190,482                     404

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                 1,000                   1,000
                                                                           ----------------        ----------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                                     $ 1,000                 $ 1,000
                                                                           ================        ================


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


Note 2.        Collateralized Mortgage Obligations

During the three months ended December 31, 1999 and December 31, 1998 the Company did not issue any CMO's.

The Company clears all of its securities transactions relating to the purchase of the underlying collateral and issuance of CMO's through an affiliate. An affiliate also acts as the principal underwriter for the Company's CMO issuances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's principal business activity is the issuing of collateralized mortgage obligations ("CMO's") that are secured by mortgage-backed certificates, whole residential or commercial mortgage loans or participations therein, and in connection therewith, acquiring, owning, holding, and pledging mortgage-backed certificates, whole residential or commercial mortgage loans. The Company also derives revenues in its capacity as administrator during the life of the CMO transactions where it originates and retains such servicing obligation.

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

The Company had a net loss for the three-months ended December 31, 1999 and December 31, 1998 of $7,725 and $48, respectively. The Company had a net loss for the six-months ended December 31, 1999 and December 31, 1998 of $25,484 and $404, respectively. Net losses are the result of the Company incurring operating expenses with no earned revenue. The Company did not issue any CMO's in each of the three and six-months ended December 31, 1999 and December 31, 1998 due to unfavorable market conditions.

Year 2000 Issue

The Year 2000 issue was the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not have been able to accurately process dates ending in the Year 2000 and thereafter.

Through December 31, 1999, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $77.0 million of which approximately $11.0 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $1.0 million, which will be funded through operating cash flows and primarily expensed as incurred.

Nothing has come to the Parent's attention, which would cause it to believe that its Year 2000 compliance effort was not successful. While the Parent will continue to monitor for Year 2000 related problems, to date no significant Year 2000 issues have been encountered.

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings

             No legal proceedings are pending.

Item 6.      Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        (27) Financial Data Schedule

               (b)      Reports on Form 8-K

                        No reports on Form 8-K have been filed during the period covered by this report.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2000.


                                            Bear Stearns Secured Investors Inc.
                                                        (Registrant)


                                            By:  /s/ Samuel L. Molinaro Jr.
                                                 Samuel L. Molinaro Jr.
                                                 Chief Financial Officer