Form 10-Q
period 1999-11-26
BEAR STEARNS SECURED INVESTORS INC
filed 2000-03-03
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-Q


  [ ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended _________________

                                       or

  [X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from July 1, 1999  to  November 26, 1999
                                          ------------      -----------------

                         Commission file number 33-26824

                       Bear Stearns Secured Investors Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                              13-3402173
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

                       BEAR STEARNS SECURED INVESTORS INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION


Item 1.        Financial Statements

                  Statements  of  Financial  Condition  at  November  26,  1999
                       (Unaudited) and June 30, 1999.
                  Statements of Operations (Unaudited) for the five-months ended
                       November 26, 1999 and November 27, 1998.
                  Statements  of Cash  Flows  (Unaudited)  for the  five-months ended November 26, 1999 and November 27, 1998.
                  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

               Signature


                                         BEAR STEARNS SECURED INVESTORS INC.
                                         STATEMENTS OF FINANCIAL CONDITION

                                                                             November 26,                   June 30,
                                                                                 1999                         1999
                                                                           -----------------            -----------------
                                                                             (Unaudited)
Assets
     Cash and cash equivalents                                                   $   1,000                 $      1,000
     Receivable from affiliates                                                    128,254                   16,176,822
     Other assets                                                                      686                          686
                                                                           -----------------            -----------------
         Total Assets                                                            $ 129,940                 $ 16,178,508
                                                                           =================            =================

Liabilities
     Payable to Parent                                                           $       -                 $ 16,358,688
     Other liabilities                                                                   -                      165,000
                                                                           -----------------            -----------------
          Total Liabilities                                                              -                   16,523,688


Stockholder's Equity (Deficit)
Common Stock, $.01 par value;
     1,000 shares authorized; 100 shares issued and outstanding                          1                            1
Paid-in capital                                                                    500,999                          999
Accumulated deficit                                                               (371,060)                    (346,180)
                                                                           -----------------            -----------------
     Total Stockholder's Equity (deficit)                                           129,940                    (345,180)
                                                                           -----------------            -----------------
     Total Liabilities and Stockholder's Equity                                   $ 129,940                 $ 16,178,508
                                                                           =================            =================



See Notes to Financial Statements.


                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Five-Months Ended
                                    ---------------------------------------
                                       November 26,           November 27,
                                          1999                   1998
                                    ----------------       ----------------
Expenses
     Interest                           $ 43,718                 $    -
     Other                                   140                    651
                                    ----------------       ----------------
        Total expenses                    43,858                    651
                                    ----------------       ----------------

Loss before income tax benefit           (43,858)                  (651)
Income tax benefit                       (18,978)                  (284)
                                    ----------------       ----------------
Net loss                               $ (24,880)                $ (367)
                                    ================       ================


See Notes to Financial Statements.

                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Five-Months Ended
                                            ------------------------------------
                                               November 26,        November 27,
                                                  1999                 1998
                                            ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $  (24,880)            $   (367)
Decrease in other liabilities                   (165,000)                   -
                                            ----------------     ---------------
Cash used in operating activities               (189,880)                (367)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in receivable
  from affiliate                               16,048,568                  (3)
(Decrease) increase in payable to Parent      (16,358,688)                370
Capital contribution                              500,000                   -
                                          ----------------        --------------
Cash provided by financing activities             189,880                 367

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                1,000               1,000
                                          ----------------        --------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                 $    1,000            $  1,000
                                          ================        ==============

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

On January 18, 2000, the Parent's Board of Directors elected to change its fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999, as announced in its Form 8-K filed on January 21, 2000. The five-month period ended November 26, 1999 is the Company's "Transition Period." This Transition Report on Form 10-Q presents results of the Company's operations for the five-month periods ended November 26, 1999 and November 27, 1998.

The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2.        Collateralized Mortgage Obligations

During the five-months ended November 26, 1999 and November 27, 1998 the Company did not issue any CMO's.

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

The Company had a net loss for the five-months ended November 26, 1999 and November 27, 1998 of $24,880 and $367, respectively. Net losses are the result of the Company incurring operating expenses with no earned revenue. The Company did not issue any CMO's in each of the five-months ended November 26, 1999 and November 27, 1998.

Year 2000 Issue

The Year 2000 issue was the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not have been able to accurately process dates ending in the Year 2000 and thereafter.

Through November 26, 1999, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $74.0 million of which approximately $11.0 million in hardware and software has been capitalized. The Parent's total remaining Year 2000 project cost as of November 26, 1999 is estimated at approximately $4.0 million.

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

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2000.


                                          Bear Stearns Secured Investors Inc.
                                                     (Registrant)


                                          By:  /s/ Samuel L. Molinaro Jr.
                                               Samuel L. Molinaro Jr.
                                               Chief Financial Officer