Form 10-Q
period 2000-02-25
BEAR STEARNS SECURED INVESTORS INC
filed 2000-04-10
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form l0-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended February 25, 2000

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to __________


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

                       BEAR STEARNS SECURED INVESTORS INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION


Item 1.        Financial Statements

                  Statements of Financial Condition (Unaudited) at February 25,
                       2000 and November 26, 1999.
                  Statements  of  Operations  (Unaudited)  for the  three-months ended February 25, 2000 and February 26, 1999.
                  Statements of Cash  Flows  (Unaudited)  for the  three-months ended February 25, 2000 and February 26, 1999.
                  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

               Signature


                                 BEAR STEARNS SECURED INVESTORS INC.
                                  STATEMENTS OF FINANCIAL CONDITION
                                             (UNAUDITED)

                                                                             February 25,                 November 26,
                                                                                 2000                         1999
                                                                           -----------------            -----------------

Assets
     Cash and cash equivalents                                                    $   1,000                    $   1,000
     Receivable from affiliates                                                     128,206                      128,254
     Other assets                                                                       686                          686
                                                                           -----------------            -----------------
          Total Assets                                                            $ 129,892                    $ 129,940
                                                                           =================            =================

Stockholder's Equity
Common Stock, $.01 par value;
     1,000 shares authorized; 100 shares issued and outstanding                           1                            1
Paid-in capital                                                                     500,999                      500,999
Accumulated deficit                                                                (371,108)                    (371,060)
                                                                           -----------------            -----------------
     Total Stockholder's Equity                                                     129,892                      129,940
                                                                           -----------------            -----------------
     Total Liabilities and Stockholder's Equity                                   $ 129,892                    $ 129,940
                                                                           =================            =================


See Notes to Financial Statements.




                       BEAR STEARNS SECURED INVESTORS INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three-Months Ended
                                                                 ---------------------------------------
                                                                   February 25,           February 26,
                                                                       2000                   1999
                                                                 ----------------       ----------------
Expenses
     Other                                                                  $ 84                  $ 111
                                                                 ----------------       ----------------
              Total expenses                                                  84                    111
                                                                 ----------------       ----------------

Loss before income tax benefit                                               (84)                  (111)
Income tax benefit                                                           (36)                   (48)
                                                                 ----------------       ----------------

Net loss                                                                   $ (48)                 $ (63)
                                                                 ================       ================



See Notes to Financial Statements.




                                    BEAR STEARNS SECURED INVESTORS INC.
                                         STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                      Three-Months Ended
                                                                           ----------------------------------------

                                                                             February 25,            February 26,
                                                                                 2000                    1999
                                                                           ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $ (48)                  $ (63)
                                                                           ----------------        ----------------
Cash used in operating activities                                                      (48)                    (63)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in receivable from affiliates                                       48                 (28,052)
Increase in payable to Parent                                                            -                  28,115
                                                                           ----------------        ----------------
Cash provided by financing activities                                                   48                      63

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                 1,000                   1,000
                                                                           ----------------        ----------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                                     $ 1,000                 $ 1,000
                                                                           ================        ================


See Notes to Financial Statements.



                       BEAR STEARNS SECURED INVESTORS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.        Organization and Basis of Presentation

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

On January 18, 2000, the Parent's Board of Directors elected to change its fiscal year end to November 30 from June 30, effective with the year beginning November 27, 1999. The Company has also elected to change its fiscal year end to November 30, effective with the year beginning November 27, 1999. This Quarterly Report on Form 10-Q presents the unaudited results of the Company's operations for the first fiscal quarter ended February 25, 2000 and for the three-month period covering November 28, 1998 through February 26, 1999.

The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2.        Collateralized Mortgage Obligations

During the three-months ended February 25, 2000 and February 26, 1999 the Company did not issue any CMO's.

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

The Company had a net loss for the three-months ended February 25, 2000 and February 26, 1999 of $48 and $63, respectively. Net losses are the result of the Company incurring operating expenses with no earned revenue. The Company did not issue any CMO's in each of the three-months ended February 25, 2000 and February 26, 1999.

Year 2000 Issue

The Year 2000 issue was the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not have been able to accurately process dates ending in the Year 2000 and thereafter.

Through February 25, 2000, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $78.2 million of which approximately $11.0 million in hardware and software has been capitalized. The total remaining Year 2000 project cost as of February 25, 2000 was not material.

Nothing has come to the Parent's attention which would cause it to believe that its Year 2000 compliance effort was not successful. While the Parent will continue to monitor for Year 2000 related problems, to date no significant Year 2000 issues have been encountered.

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

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April, 2000.


                                         Bear Stearns Secured Investors Inc.
                                                     (Registrant)


                                         By:    /s/ Samuel L. Molinaro Jr.
                                                Samuel L. Molinaro Jr.
                                                Chief Financial Officer