Form 10-Q
period 2000-05-26
BEAR STEARNS SECURED INVESTORS INC
filed 2000-07-10
CIK 806741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form l0-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 26, 2000

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

                       BEAR STEARNS SECURED INVESTORS INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION


Item 1.        Financial Statements

                  Statements of Financial Condition (Unaudited) at May 26, 2000
                       and November 26, 1999.
                  Statements  of  Operations  (Unaudited)  for the  three-months ended May 26, 2000 and May 28, 1999 and for the six-months ended May 26, 2000 and May 28, 1999.
                  Statements of Cash Flows (Unaudited) for the six-months ended
                       May 26, 2000 and May 28, 1999.
                  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

               Signature



                                 BEAR STEARNS SECURED INVESTORS INC.
                                  STATEMENTS OF FINANCIAL CONDITION
                                             (UNAUDITED)

                                                                               May 26,                    November 26,
                                                                                 2000                         1999
                                                                          -----------------            -----------------
Assets
     Cash and cash equivalents                                                    $   1,000                    $   1,000
     Receivable from affiliates                                                     128,150                      128,254
     Other assets                                                                       686                          686
                                                                           -----------------            -----------------
          Total Assets                                                            $ 129,836                    $ 129,940
                                                                           =================            =================

Stockholder's Equity
Common Stock, $.01 par value;
     1,000 shares authorized; 100 shares issued and outstanding                           1                            1
Paid-in capital                                                                     500,999                      500,999
Accumulated deficit                                                                (371,164)                    (371,060)
                                                                           -----------------            -----------------
     Total Stockholder's Equity                                                     129,836                      129,940
                                                                           -----------------            -----------------
     Total Liabilities and Stockholder's Equity                                   $ 129,836                    $ 129,940
                                                                           =================            =================


See Notes to Financial Statements.





                               BEAR STEARNS SECURED INVESTORS INC.
                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                    Three-Months Ended                   Six-Months Ended
                                          ------------------------------------   ------------------------------------
                                             May 26,               May 28,          May 26,               May 28,
                                              2000                  1999             2000                  1999
                                         --------------        --------------   --------------        --------------

Expenses                                           $ 98               $ 1,052            $ 182               $ 1,163
                                          --------------        --------------   --------------        --------------
Loss before income tax benefit                       98                 1,052              182                 1,163
Income tax benefit                                  (42)                 (458)             (78)                 (506)
                                          --------------        --------------   --------------        --------------
Net loss                                           $ 56               $   594            $ 104               $   657
                                          ==============        ==============   ==============        ==============


See Notes to Financial Statements.






                            BEAR STEARNS SECURED INVESTORS INC.
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                                      Six-Months Ended
                                                                           ----------------------------------------
                                                                               May 26,                 May 28,
                                                                                2000                    1999
                                                                           ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $ 104                   $ 657
                                                                           ----------------        ----------------
Cash used in operating activities                                                     (104)                   (657)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in receivable from affiliates                                                 104                       -
Increase in payable to Parent                                                            -                     657
                                                                           ----------------        ----------------
Cash provided by financing activities                                                  104                     657

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                 1,000                   1,000
                                                                           ----------------        ----------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                                     $ 1,000                 $ 1,000
                                                                           ================        ================


See Notes to Financial Statements.



                       BEAR STEARNS SECURED INVESTORS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.        Organization and Basis of Presentation

Bear Stearns Secured Investors Inc. (the "Company"), a direct wholly-owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the "Parent"), was organized on November 26, 1986 as a Delaware corporation. The Company's sole purpose is to issue and sell one or more series of collateralized mortgage obligations ("CMO's") directly or through one or more trusts established by it. In connection therewith, the Company provides management and administrative services.

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

During the three-months ended May 26, 2000 and May 28, 1999 the Company did not issue any CMO's.

The Company clears all of its securities transactions relating to the purchase of the underlying collateral and issuance of CMO's through an affiliate. An affiliate also acts as the principal underwriter for the Company's CMO issuances.


Note 3.        Related Party Transactions

The Company is included in the consolidated federal and combined state and local income tax returns of the Parent. Income taxes are computed on a separate company basis. The Company is not charged nor does it receive interest on intercompany balances.

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

The Company had a net loss of $56 and $594 for the three-months ended May 26, 2000 and May 28, 1999, respectively. The Company had a net loss for the six-months ended May 26, 2000 and May 28, 1999 of $104 and $657, respectively. Net losses are the result of the Company incurring operating expenses with no earned revenue. The Company did not issue any CMO's in each of the three-months ended May 26, 2000 and May 28, 1999.

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

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July, 2000.


                                         Bear Stearns Secured Investors Inc.
                                                    (Registrant)


                                         By: /s/ Samuel L. Molinaro Jr.
                                             Samuel L. Molinaro Jr.
                                             Chief Financial Officer